Form 10-Q
period 2014-04-30
Nimble Storage Inc
filed 2014-06-12
CIK 1452751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

As of May 31, 2014, there were approximately 72.0 million shares of the Registrant’s Common Stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Nimble Storage, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	As of
	April 30, 2014	January 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$204,251	$208,486
Accounts receivable, net of allowance for doubtful accounts of $7 and $76 as of April 30, 2014 and January 31, 2013, respectively	25,803	17,676
Inventories	7,275	5,412
Prepaid expenses and other current assets	4,209	3,176

Total current assets	241,538	234,750
Property and equipment, net	23,142	20,209
Restricted cash, non-current	3,900	3,900
Other long-term assets	202	212

Total assets	$268,782	$259,071

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,401	$9,093
Accrued compensation and benefits	13,224	9,837
Deferred revenue, current portion	20,291	16,178
Other current liabilities	6,022	3,855

Total current liabilities	53,938	38,963
Deferred revenue, non-current portion	21,805	17,331
Other long-term liabilities	10,699	11,091

Total liabilities	86,442	67,385

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 5,000 shares authorized, no shares issued and outstanding as of April 30, 2014 and January 31, 2014, respectively	0	0
Common stock, par value of $0.001 per share; 750,000 shares authorized as of April 30, 2014 and January 31, 2014, respectively; 71,851 and 71,643 shares issued and outstanding as of April 30, 2014 and January 31, 2014, respectively	68	67
Additional paid-in capital	302,863	292,686
Accumulated other comprehensive income	96	25
Accumulated deficit	(120,687)	(101,092)

Total stockholders’ equity	182,340	191,686

Total liabilities and stockholders’ equity	$268,782	$259,071

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,
	2014	2013
Revenue:
Product	$41,235	$20,046
Support and service	5,312	2,078

Total revenue	46,547	22,124
Cost of revenue:
Product	13,011	6,895
Support and service	3,324	1,648

Total cost of revenue	16,335	8,543
Gross profit	30,212	13,581
Operating expenses:
Research and development	14,217	6,318
Sales and marketing	29,202	14,160
General and administrative	6,437	2,301

Total operating expenses	49,856	22,779

Loss from operations	(19,644)	(9,198)
Interest income (expense), net	(4)	6
Other income (expense), net	209	(133)

Loss before provision for income taxes	(19,439)	(9,325)
Provision for income taxes	156	46

Net loss	(19,595)	(9,371)
Accretion of redeemable convertible preferred stock	0	(10)

Net loss attributable to common stockholders	$(19,595)	$(9,381)

Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.47)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	70,319	19,805

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2014	2013
Net loss	$(19,595)	$(9,371)
Other comprehensive income, net of taxes:
Change in cumulative translation adjustment	71	10

Comprehensive loss	$(19,524)	$(9,361)

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(19,595)	$(9,371)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,758	617
Stock-based compensation expense	9,557	1,155
Recoveries for allowance for doubtful accounts	(25)	0
Provision (recoveries) for excess and obsolete inventories	(18)	230
Changes in operating assets and liabilities:
Accounts receivable	(8,102)	2,028
Inventories	(1,845)	(889)
Prepaid expenses and other assets	(1,023)	(912)
Accounts payable	5,618	191
Deferred revenue	8,587	3,983
Accrued and other liabilities	5,540	(1,908)

Net cash provided by (used in) operating activities	452	(4,876)
Cash flows from investing activities:
Purchase of property and equipment	(3,728)	(1,884)
Change in restricted cash	0	(3,900)

Net cash used in investing activities	(3,728)	(5,784)
Cash flows from financing activities:
Payment of issuance costs related to issuance of common stock	(1,210)	0
Proceeds from exercise of stock options, net of repurchases	306	1,524
Payment of taxes related to net settlement of restricted stock units	(125)	0

Net cash provided by (used in) financing activities	(1,029)	1,524
Foreign exchange impact on cash and cash equivalents	70	10

Net decrease in cash and cash equivalents	(4,235)	(9,126)
Cash and cash equivalents, beginning of period	208,486	49,205

Cash and cash equivalents, end of period	$204,251	$40,079

Supplemental disclosure of cash flow information:
Cash paid for income taxes	34	0
Supplemental disclosure of noncash investing and financing activities:
Vesting of early exercised stock options	666	405
Accretion of redeemable convertible preferred stock	0	10
Increase in accounts payable and accrued liabilities related to property and equipment purchase	963	0

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Nimble Storage, Inc. (the Company) was incorporated in the state of Delaware in November 2007. The Company’s mission is to provide its customers with the industry’s most efficient data storage platform. The Company has designed and sells a flash-optimized hybrid storage platform that it believes is disrupting the market by enabling significant improvements in application performance and storage capacity with superior data protection, while simplifying business operations and lowering costs. With the combination of the Company’s file system, CASL, and its cloud-based storage management and support service, InfoSight, the Company’s platform serves a broad array of enterprises and cloud-based service providers, and the Company’s software and storage systems effectively handle mainstream applications, including virtual desktops, databases, email, collaboration and analytics. The Company is headquartered in San Jose, California, with employees in several international locations, including the United Kingdom, Australia, Canada, and Germany.

Basis of Presentation and Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the consolidated accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies for the three months ended April 30, 2014, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

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

The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable, which takes into consideration specific customer creditworthiness and current economic trends. During the third and fourth quarters of the year ended January 31, 2014, the Company consolidated the majority of its North American sales to two distributors, and as a result, accounts receivable and revenue increased in concentration. The majority of previous value added resellers (VARs) are now purchasing from these two distributors. Of all the Company’s customers, which include direct end-customers, VARs and distributors, the following customers individually accounted for more than 10% of the Company’s accounts receivable and revenue at the end of and for each period presented:

	% of Accounts Receivable		% of Revenue
	As of		Three Months Ended April 30,
	April 30, 2014	January 31, 2014	2014	2013
Customer A	52%	47%	55%	*
Customer B	20%	21%	22%	*
Customer C	*	*	*	12%
Customer D	*	10%	*	*

*	Represents less than 10%.

There are no concentrations of business transacted with a particular market that would severely impact the Company’s business in the near term. However, the Company currently relies on a few key contract manufacturer and suppliers to produce most of its products; any disruption or termination of these arrangements could materially adversely affect the Company’s operating results.

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

The table below summarizes the activity in the warranty accrual (in thousands):

	Three Months Ended April 30,
	2014	2013
Beginning balance	$537	$275
Warranty expense for new warranties issued	181	305
Utilization of warranty obligation	(216)	(194)

Ending balance	$502	$386

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) released Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new standard requires that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under the tax law. The Company adopted this accounting standard update on February 1, 2014 and the adoption did not have a significant impact on its consolidated financial position, results of operations, comprehensive loss or cash flows.

3. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of net loss per share (in thousands, except per share amounts):

	Three Months Ended April 30,
	2014	2013
Numerator:
Net loss	$(19,595)	$(9,371)
Add: accretion of redeemable convertible preferred stock	0	(10)

Net loss attributable to common stockholders	$(19,595)	$(9,381)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	70,319	19,805

Net loss per share—basic and diluted	$(0.28)	$(0.47)

The following outstanding options, unvested shares subject to repurchase, unvested restricted stock units (RSUs) and redeemable convertible preferred stock were excluded (as common stock equivalents) from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive (in thousands):

	As of April 30,
	2014	2013
Shares subject to options to purchase common stock	16,107	14,418
Unvested early exercised common shares	1,332	1,904
Unvested restricted stock units	2,038	75
Employee stock purchase plan	191	0
Redeemable convertible preferred stock	0	38,868

4. Fair Value Measurements

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

As of April 30, 2014 and 2013, the Company has no financial instruments other than cash and cash equivalents.

5. Balance Sheet Components

Inventory

Inventories consist primarily of raw materials related to component parts, finished goods, which include both inventory held for sale and service inventory held at service depots in support of customer service agreements, and customer evaluation inventory.

The following is a summary of the Company’s inventories by major category (in thousands):

	As of
	April 30, 2014	January 31, 2014
Raw materials	$1,852	$940
Finished goods	3,406	3,344
Evaluation inventory	2,017	1,128

	$7,275	$5,412

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of
	April 30,	January 31,
	2014	2014
Computer equipment	$5,731	$5,619
Lab equipment	8,896	6,517
Software	2,420	1,443
Furniture and fixtures	1,748	2,069
Leasehold improvements	8,368	8,377
Construction in progress	1,712	694
Demonstration equipment	923	770

Total property and equipment	29,798	25,489
Less: accumulated depreciation	(6,656)	(5,280)

Total property and equipment, net	$23,142	$20,209

Costs incurred in connection with the development of the Company’s software are accounted for as follows: all costs incurred in the preliminary project and post-implementation stages are expensed as incurred. Certain costs incurred in the application development stage of a new product or projects are capitalized if certain criteria are met. Such costs are depreciated on a straight-line basis over the estimated useful lives of the related assets, which was estimated to be three years. Maintenance and training costs are typically expensed as incurred.

Depreciation expense related to property and equipment for the three months ended April 30, 2014 and 2013 was $1.8 million and $0.6 million, respectively.

6. Commitments and Contingencies

Leases

The Company leases its facilities under various noncancelable operating leases with fixed rental payments. Rent expense totaled $1.2 million and $0.3 million for the three months ended April 30, 2014 and 2013, respectively.

Future minimum commitments under these operating leases as of April 30, 2014 were as follows (in thousands):

Years ending January 31:
2015 (remaining nine months)	$4,087
2016	4,743
2017	4,729
2018	4,743
2019	4,861
Thereafter	13,989

$37,152

In April 2013, the Company entered into a new facility lease agreement for its corporate headquarters. The 96-month lease commenced on November 1, 2013 and provides 164,608 square feet space in San Jose, California. Total rent, including operating expenses, payable over the lease period is $35.5 million. As part of the lease agreement, the Company received $4.9 million in tenant improvement allowance during the year ended January 31, 2014. This tenant improvement allowance was included in the calculation of rent expense and related deferred rent balances. As a condition of the lease agreement, the Company is required to maintain a letter of credit of $3.9 million, with the landlord named as the beneficiary. The Company has the option to extend the term of the lease for an additional period of 60 months.

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

On October 29, 2013, NetApp, Inc. (NetApp) filed a lawsuit in United States District Court, Northern District of California, alleging violations of the federal Computer Fraud and Abuse Act, trade secret misappropriation, unfair competition and related state law claims. The Company and three individuals, a sales engineer employee of an Australian affiliate, along with a sales representative and program manager of the Company, have been named as defendants. On January 10, 2014, NetApp filed a First Amended Complaint that added similar state law claims against three additional individuals as defendants. The First Amended Complaint alleges that the Australian defendant, a former employee of a NetApp reseller, accessed NetApp’s password-protected website allegedly restricted to NetApp partners, resellers, employees and customers, and downloaded confidential and proprietary information in violation of the Computer Fraud and Abuse Act. It further alleges that the other five individual defendants, who were formerly employed at NetApp, downloaded NetApp company documents and materials, including allegedly confidential and trade secret information and/or deleted NetApp documents and materials, prior to leaving NetApp. The complaint seeks unspecified damages and injunctive relief. Because the Company is in the early stages of litigation, it is unable to estimate a range of possible losses, if any. The Company filed a response to the complaint on February 18, 2014. On May 12, 2014, the Court dismissed Nimble and all of the individual defendants except for the Australian defendant from the lawsuit. The court allowed NetApp to file an amended complaint concerning some of its claims, and NetApp filed a Second Amended Complaint on June 2, 2014. The Second Amended Complaint contains claims of alleged violations of the Computer Fraud and Abuse Act, unfair competition and related state law claims against the Company and the employee of an Australian affiliate of the Company. Litigation is inherently uncertain and can involve significant management time and attention. In addition, the cost of any litigation, regardless of outcome, can be significant and there can be no assurance that resolution of this matter will not have a material adverse effect on the Company’s operating results. The Company intends to vigorously defend itself in this litigation.

On May 16, 2014, NetApp filed a lawsuit in the Superior Court of California, County of Santa Clara against the Company and the five individuals who were dismissed from the federal lawsuit, alleging claims that were similar to those dismissed from the federal lawsuit (i.e., that the individual defendants downloaded NetApp company documents and materials, including allegedly confidential and trade secret information and/or deleted NetApp documents and materials, prior to leaving NetApp). The state court complaint seeks unspecified damages and injunctive relief. Because the Company is in the early stages of litigation, it is unable to estimate a range of possible losses, if any. Litigation is inherently uncertain and can involve significant management time and attention. In addition, the cost of any litigation, regardless of outcome, can be significant and there can be no assurance that resolution of this matter will not have a material adverse effect on the Company’s operating results. As with the federal lawsuit, the Company intends to vigorously defend itself in this litigation.

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

7. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense related to stock options, RSUs and ESPP (in thousands):

	Three Months Ended April 30,
	2014	2013
Cost of product revenue	$231	$40
Cost of support and service revenue	393	43
Research and development	2,440	367
Sales and marketing	4,921	498
General and administrative	1,572	207

Total stock-based compensation expense	$9,557	$1,155

In March 2014, the Company granted RSUs to certain employees, which the total shares granted will be determined based on the Company meeting certain performance thresholds for the year ending January 31, 2015. The estimated probability of the amount of shares expected to vest will be assessed for each reporting period until the total shares granted are determined. For the three months ended April 30, 2014, the Company recognized $1.0 million stock-based compensation related to these RSUs which were expected to vest.

8. Income Taxes

The Company’s provision for income taxes of $156,000 for the three months ended April 30, 2014 consisted of current foreign taxes and current state taxes. The Company’s provision for income taxes of $46,000 for the three months ended April 30, 2013 consisted of current foreign taxes and current state taxes.

9. Segments

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

Revenue by country or region, based on the mailing address of the customer, for the periods presented was as follows (in thousands):

	Three Months Ended April 30,
	2014	2013
North America	$38,100	$19,363
EMEA	6,051	1,605
APAC	2,390	1,096
Other	6	60

Total revenue	$46,547	$22,124

Long-lived assets located in the following countries and regions as of each period end were as follows (in thousands):

	As of
	April 30, 2014	January 31, 2014
North America	$26,964	$24,069
United Kingdom	93	80
Australia	187	172

Total long-lived assets	$27,244	$24,321

10. Line of Credit

In October 2013, the Company entered into an agreement with Wells Fargo Bank, National Association (Wells Fargo) to provide a secured revolving credit facility (the Credit Facility) that allows the Company to borrow up to $15.0 million for general corporate purposes. Amounts outstanding under the Credit Facility will bear interest at Wells Fargo’s prime rate with accrued interest payable on a monthly basis. In addition, the Company is obligated to pay a commitment fee of 0.20% per annum on the unused portion of the Credit Facility, with such fee payable on a quarterly basis. As of April 30, 2014, the commitment fee was capitalized and being amortized on the Company’s consolidated balance sheet. The Credit Facility expires in October 2014. As part of the credit facility, the Company granted to Wells Fargo a first priority lien in its accounts receivable and other corporate assets, agreed to not pledge its intellectual property to other parties and became subject to certain reporting and financial covenants, as follows: (1) maintain specified quarterly levels of EBITDA, which is defined as net income before tax plus interest expense (net of capitalized interest expense), depreciation expense and non-cash stock compensation expense; and (2) maintain a monthly ratio of not less than 1.25 to 1.00, based on the aggregate of its cash and net accounts receivable divided by total current liabilities minus current deferred revenue. As of April 30, 2014, no amounts had been drawn against the Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q.

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

We were incorporated in November 2007, and we initially focused on the development of our CASL file system software and our storage platform. We shipped our first product line, our CS200 series, in August 2010. In August 2012, we introduced our CS400 series of products and a number of scale-to-fit products, including expansion shelves and controller upgrades. In April 2013, we launched InfoSight. In addition, as of May 2014, we made our scale-out firmware release generally available to all customers with a support and services agreement. We typically recognize revenue upon the shipment of these products. We also offer support and maintenance services including InfoSight, for periods ranging from one to five years, and recognize revenue over the term of the related support and maintenance agreement.

We sell our products through our network of VARs and distributors, and also engage our end-customers through our global sales force. Our channel partners act as an extension of our sales force to market our solutions directly to end-customers and do not hold inventory. We have sales offices located in several international locations, including Australia, England, Germany and Singapore. In addition, we have sales employees located in 13 countries and distribution agreements in 21 countries. Our revenue outside North America was 18% and 12% of our total revenue for the three months ended April 30, 2014 and 2013, as we increased our sales and marketing efforts on a global basis.

We outsource the manufacturing of our hardware products to our contract manufacturer, Flextronics, which assembles and tests our products. Our contract manufacturer generally procures the components used in our products directly from third-party suppliers. Inventory and shipment are handled by our third-party logistics partners. Distributors and VARs generally handle fulfillment and, in some situations, shipment for our domestic and international end-customers, but do not hold inventory.

We have experienced significant growth in recent periods with total revenue of $46.5 million and $22.1 million in the three months ended April 30, 2014 and 2013. Our net loss was $19.6 million and $9.3 million in the three months ended April 30, 2014 and 2013. As our sales and customer base have grown, we have also experienced growth in our deferred revenue from $33.5 million as of January 31, 2014 to $42.1 million as of April 30, 2014. Our gross margin has improved from approximately 61.4% for the three months ended April 30, 2013 to 64.9% for the three months ended April 30, 2014. As a percentage of total revenue, our operating expenses have increased from 103% for the three months ended April 30, 2013 to 108% for the three months ended April 30, 2014.

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

Since our founding, we have invested heavily in growing our business, particularly in research and development and sales and marketing. From January 31, 2014 to April 30, 2014, our headcount has increased from 592 to 668 employees. We intend to continue to invest in development of our solutions and sales and marketing programs to drive long-term growth. To support future sales, we plan to continue to invest significant resources in sales and marketing.

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

	Three Months Ended April 30,
	2014	2013
	(dollars in thousands)

Total revenue	$46,547	$22,124
Year-over-year percentage increase	110%	171%
Gross margin	64.9%	61.4%
Deferred revenue, current and non-current	42,096	14,879
Net cash provided by (used in) operating activities	452	(4,876)
Non-GAAP Net Loss	(10,038)	(8,216)
Non-GAAP Operating Loss	(10,087)	(8,043)

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

Net Cash Provided by (Used in) Operating Activities

We monitor net cash used in operating activities as a measure of our overall business performance. Our net cash provided by (used in) operating activities is driven in large part by our net losses. Monitoring net cash provided by (used in) operating activities enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation, and stock-based compensation costs, thereby allowing us to better understand and manage the cash needs of our business.

Non-GAAP Net Loss and Non-GAAP Operating Loss

To provide investors with additional information regarding our financial results, we have disclosed in this Quarterly Report on Form 10-Q Non-GAAP Net Loss and Non-GAAP Operating Loss. We define Non-GAAP Net Loss as our net loss adjusted to exclude stock-based compensation. We define Non-GAAP Operating Loss as our operating loss adjusted to exclude stock-based compensation. We have provided reconciliations below of Non-GAAP Net Loss to net loss and Non-GAAP Operating Loss to operating loss, the most directly comparable GAAP financial measures.

We have included non-GAAP Net Loss and Non-GAAP Operating Loss in this Quarterly Report on Form 10-Q because they are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operational and compensation plans. In particular, the exclusion of certain expenses in calculating non-GAAP Net Loss and Non-GAAP Operating Loss can provide useful measures for period-to-period comparisons of our core business. Accordingly, we believe that non-GAAP Net Loss and Non-GAAP Operating Loss provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Reconciliations of Non-GAAP Net Loss to net loss and Non-GAAP Operating Loss to operating loss are provided below:

	Three Months Ended April 30,
	2014	2013
	(in thousands)

Net loss	$(19,595)	$(9,371)
Stock-based compensation expense	9,557	1,155

Non-GAAP Net Loss	$(10,038)	$(8,216)

Operating loss	$(19,644)	$(9,198)
Stock-based compensation expense	9,557	1,155

Non-GAAP Operating Loss	$(10,087)	$(8,043)

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

Cost of Revenue

Our total cost of revenue is comprised of the following:

Cost of Product Revenue.    Cost of product revenue primarily includes costs paid to our third-party contract manufacturers, which includes the costs of our components, and personnel costs associated with our manufacturing operations. Personnel costs consist of salaries, benefits, bonuses and stock-based compensation. Our cost of product revenue also includes warranty costs, inventory related expenses, freight and allocated overhead costs. Overhead costs consist of certain facilities, depreciation, benefits and IT costs. We expect our cost of product revenue to increase as our product revenue increases.

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

General and Administrative.    General and administrative expense consists of personnel costs, professional services and allocated overhead. General and administrative personnel include our executive, finance, human resources, investor relations, compliance, administrative, IT, facilities and legal organizations. Professional services consist primarily of legal, auditing, accounting and other consulting costs. We expect general and administrative expense to continue to increase in absolute dollars as we have recently incurred, and expect to continue to incur, additional general and administrative expenses as we grow our operations and operate as a public company, including higher legal, corporate insurance and accounting expenses.

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

Provision for Income Taxes

Provision for income taxes consists primarily of state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. We provide a full valuation allowance for U.S. deferred tax assets, which includes net operating loss, or NOL, carryforwards and tax credits related primarily to research and development. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that the assets will not be realized based on our history of losses.

Results of Operations

The following tables summarize our consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended April 30,
	2014	2013
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$41,235	$20,046
Support and service	5,312	2,078

Total revenue	46,547	22,124
Cost of revenue:
Product(1)	13,011	6,895
Support and service(1)	3,324	1,648

Total cost of revenue	16,335	8,543
Total gross profit	30,212	13,581
Operating expenses:
Research and development(1)	14,217	6,318
Sales and marketing(1)	29,202	14,160
General and administrative(1)	6,437	2,301

Total operating expenses	49,856	22,779

Loss from operations	(19,644)	(9,198)
Interest income (expense), net	(4)	6
Other income (expense), net	209	(133)

Loss before provision for income taxes	(19,439)	(9,325)
Provision for income taxes	156	46

Net loss	$(19,595)	$(9,371)

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$231	$40
Cost of support and service revenue	393	43
Research and development	2,440	367
Sales and marketing	4,921	498
General and administrative	1,572	207

Total stock-based compensation expense	$9,557	$1,155

	Three Months Ended April 30,
	2014	2013
Revenue:
Product	89%	91%
Support and service	11	9

Total revenue	100	100
Cost of revenue:
Product	28	31
Support and service	7	7

Total cost of revenue	35	38
Total gross profit	65	62
Operating expenses:
Research and development	31	29
Sales and marketing	63	64
General and administrative	14	10

Total operating expenses	108	103

Loss from operations	(43)	(41)
Interest income (expense), net	0	0
Other income (expense), net	0	(1)
Loss before provision for income taxes	(43)	(42)
Provision for income taxes	0	0

Net loss	(43)%	(42)%

Comparison of the Three Months Ended April 30, 2014 and 2013

Revenue

	Three Months Ended April 30,
	2014	2013	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Revenue:
Product	$41,235	$20,046	$21,189	106%
Support and service	5,312	2,078	3,234	156

Total revenue	$46,547	$22,124	$24,423	110%

Total revenue increased by $24.4 million, or 110%, during the three months ended April 30, 2014 compared to the three months ended April 30, 2013. The revenue growth reflects increased demand for our storage products and related support and service. The increase in product revenue was driven by higher sales of our storage products to 1,725 new end-customers. The increase in support and service revenue was driven by higher product sales and the resulting expansion of our installed base of end customers.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,
	2014	2013	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$13,011	$6,895	$6,116	89%
Support and service	3,324	1,648	1,676	102

Total cost of revenue	$16,335	$8,543	$7,792	91%

Gross margin	64.9%	61.4%

Cost of revenue increased by $7.8 million, or 91%, during the three months ended April 30, 2014 compared to the three months ended April 30, 2013. The increase in cost of product revenue was driven primarily by higher product sales. The increase in cost of product revenue was also impacted by higher costs of $0.5 million in our manufacturing operations, primarily driven by personnel costs associated with increased headcount. The increase in cost of support and service revenue was primarily attributable to higher costs of $1.4 million in our global customer support organization primarily driven by personnel costs associated with increased headcount and increase in allocated overhead resulting from higher facilities utilization.

Gross margin increased from 61.4% during the three months ended April 30, 2013 to 64.9% during the three months ended April 30, 2014 primarily as a result of higher product gross margin. Product gross margin increased by 2.8 percentage points from 65.6% to 68.4% during the three months ended April 30, 2014 compared to the three months ended April 30, 2013, primarily driven by operational leverage and efficiencies in our supply chain infrastructure as well as improving manufacturing yield and quality. Support and service gross margin increased by 16.7 percentage points from 20.7% to 37.4% during the three months ended April 30, 2014 compared to the three months ended April 30, 2013, due to increased recognition of deferred support and service revenue resulting from the increase in our installed base.

Operating Expenses

	Three Months Ended April 30,
	2014	2013	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$14,217	$6,318	$7,899	125%
Sales and marketing	29,202	14,160	15,042	106
General and administrative	6,437	2,301	4,136	180

Total operating expenses	$49,856	$22,779	$27,077	119%

Includes stock-based compensation expense of:
Research and development	$2,440	$367	$2,073	565%
Sales and marketing	4,921	498	4,423	888
General and administrative	1,572	207	1,365	659

Total	$8,933	$1,072	$7,861	733%

Research and Development

Research and development expense increased by $7.9 million, or 125%, during the three months ended April 30, 2014 compared to the three months ended April 30, 2013. The increase was primarily due to a $5.7 million increase in personnel costs, including stock-based compensation, resulting from headcount growth to support further development of our storage products, $1.2 million increase in allocated overhead resulting from higher facilities utilization, $0.4 million increase in non-recurring engineering design work expense relating to future products, and $0.3 million increase in depreciation expense from property and equipment purchases as we further invest in our laboratory and test infrastructure.

Sales and Marketing

Sales and marketing expense increased by $15.0 million, or 106%, during the three months ended April 30, 2014 compared to the three months ended April 30, 2013. The increase was primarily due to a $9.8 million increase in personnel costs, including stock-based compensation, resulting from headcount growth, a $1.7 million increase in commission expense related to higher sales, a $1.1 million increase in advertising and tradeshow expenses and a $1.0 million increase in travel and entertainment expenses.

General and Administrative

General and administrative expense increased by $4.1 million, or 180%, during the three months ended April 30, 2014 compared to the three months ended April 30, 2013. The increase was primarily due to a $2.6 million increase in personnel costs, including stock-based compensation, resulting from headcount growth, a $0.6 million increase in legal costs, a $0.4 million increase in accounting and audit costs and a $0.2 million increase in spending on consulting resources and professional services.

Interest Income and Other Income (Expense), Net

	Three Months Ended April 30,
	2014	2013	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Interest income (expense), net	$(4)	$6	$(10)	(167)%
Other income (expense), net	209	(133)	342	(257)%

The decrease in interest income (expense), net was primarily due to the commitment fee for the line of credit during the three months ended April 30, 2014, partially offset by an increase in interest income, primarily due to higher cash and cash equivalent balances.

Other income (expense), net consisted primarily of foreign currency remeasurement gains as a result of the U.S. dollar depreciating during the three months ended April 30, 2014. This resulted in remeasurement gains on our foreign currency denominated assets.

Provision for Income Taxes

	Three Months Ended April 30,
	2014	2013	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Provision for income taxes	$156	$46	$110	239%

The increase in the provision for income taxes during the three months ended April 30, 2014 compared to the three months ended April 30, 2013 was primarily due to an increase in foreign taxes related to intercompany cost plus agreements with our international subsidiaries.

Liquidity and Capital Resources

	As of
	April 30, 2014	January 31, 2014
	(in thousands)
Cash and cash equivalents	$204,251	$208,486

	Three Months Ended April 30,
	2014	2013
	(dollars in thousands)
Cash provided by (used in) operating activities	$452	$(4,876)
Cash used in investing activities	(3,728)	(5,784)
Cash provided by (used in) financing activities	(1,029)	1,524
Foreign exchange impact on cash and cash equivalents	70	10

Net decrease in cash and cash equivalents	$(4,235)	$(9,126)

Other Financial and Operational Metrics:
Days Sales Outstanding	35	43
Days Sales Inventory (1)	36	49

(1)	Average number of days we hold our inventory before sale.

At April 30, 2014, our cash and cash equivalents were $204.3 million, of which approximately $3.0 million was held outside of the United States and not immediately available to fund domestic operations and obligations. We do not enter into investments for trading or speculative purposes.

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

Operating Activities

During the three months ended April 30, 2014, cash provided by operating activities was $0.5 million. The primary factors affecting our cash flows from operations during this period were our net loss of $19.6 million, partially offset by non-cash charges of $9.6 million for stock-based compensation and $1.8 million for depreciation of our property and equipment, and net cash flows of $8.8 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was an $11.2 million increase in accounts payable and accrued liabilities as a result of increase in inventory purchases and timing of payments, and an $8.6 million increase in deferred revenue due to higher sales of support and service contracts. This was partially offset by the increase of $8.1 million in accounts receivable which was attributable to increased sales. We expect operating cash flows to continue to be affected by timing of sales and timing of collections.

During the three months ended April 30, 2013, cash used in operating activities was $4.9 million. The primary factors affecting our cash flows during this period were our net loss of $9.4 million, partially offset by non-cash charges of $1.2 million for stock-based compensation, $0.6 million for depreciation of our property and equipment and $0.2 million for provision for excess and obsolete inventories, and net cash flows of $2.5 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was a $4.0 million increase in deferred revenue due to higher sales of support and service contracts and a $2.0 million decrease in accounts receivable as a result of improvement in collections. This was partially offset by a $1.7 million decrease in accounts payable and accrued liabilities.

Investing Activities

Cash used in investing activities during the three months ended April 30, 2014 was $3.7 million, primarily resulting from $3.7 million used to purchase property and equipment due to an increase in expansion of our research and development infrastructure. We expect to continue to make such purchases to support continued growth of our business.

Cash used in investing activities for the three months ended April 30, 2013 was $5.8 million, primarily resulting from a $3.9 million increase in restricted cash related to our facility lease agreement of our new corporate headquarters that requires us to maintain a letter of credit with the landlord, and $1.9 million used for the purchase of property and equipment.

Financing Activities

Cash used in financing activities for the three months ended April 30, 2014 was $1.0 million, primarily resulting from a $1.2 million payment of issuance costs related to our initial public offering in December 2013. We received $0.3 million of proceeds from the exercise of stock options, partially offset by $0.1 million of taxes paid related to vesting of employee restricted stock units.

During the three months ended April 30, 2013, financing activities provided $1.5 million in cash, primarily from $1.5 million of proceeds from the exercise of stock options, net of repurchases of unvested early exercised shares.

Contractual Obligations and Commitments

There have been no material changes in the our contractual obligations and commitments for the three months ended April 30, 2014, as compared to the contractual obligations and commitments described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

Off-Balance Sheet Arrangements

As of April 30, 2014 and January 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Segment Information

We have one primary business activity and operate in one reportable segment.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, Australian dollar and Canadian dollar. These fluctuations have caused us to recognize transaction gains of $210,000 and transaction losses of $133,000 during the three months ended April 30, 2014 and 2013. Although the volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy, we believe a hypothetical 10% change of the U.S. dollar against the British pound sterling, Australian dollar or Canadian dollar, either alone or in combination with each other would not have a material impact on our results of operations. Given that the impact of foreign currency exchange rates to date has not been material, we have not engaged in any attempts to hedge our foreign currency exchange risk. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact hedging activities would have on our results of operations.

Interest Rate Risk

We had cash and cash equivalents of $204.3 million as of April 30, 2014, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2014 from those disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended January 31, 2014.

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies contained in the “Notes to Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial conditions.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On October 29, 2013, NetApp, Inc., or NetApp, filed a lawsuit in United States District Court, Northern District of California, alleging violations of the federal Computer Fraud and Abuse Act, trade secret misappropriation, unfair competition and related state law claims. We and three individuals, a sales engineer employee of an Australian affiliate, along with a sales representative and program manager of our company, have been named as defendants. On January 10, 2014, NetApp filed a First Amended Complaint that added similar state law claims against three additional individuals as defendants. The First Amended Complaint alleges that the Australian defendant, a former employee of a NetApp reseller, accessed NetApp’s password-protected website allegedly restricted to NetApp partners, resellers, employees and customers, and downloaded confidential and proprietary information in violation of the Computer Fraud and Abuse Act. It further alleges that the other five individual defendants, who were formerly employed at NetApp, downloaded NetApp company documents and materials, including allegedly confidential and trade secret information, and/or deleted NetApp documents and materials, prior to leaving NetApp. The complaint seeks unspecified damages and injunctive relief. Because we are in the early stages of litigation, we are unable to estimate a range of possible losses, if any. We filed a response to the complaint on February 18, 2014. On May 12, 2014, the Court dismissed us and all of the individual defendants with the exception of the Australian defendant from the lawsuit. The court has allowed NetApp to file an amended complaint concerning some of its claims, and NetApp filed a Second Amended Complaint on June 2, 2014. The Second Amended Complaint contains claims of alleged violations of the Computer Fraud and Abuse Act, unfair competition and related state law claims against us and the employee of an Australian affiliate. Litigation is inherently uncertain and can involve significant management time and attention. In addition, the cost of any litigation, regardless of outcome, can be significant and there can be no assurance that resolution of this matter will not have a material adverse effect on our operating results. We intend to vigorously defend ourselves in this litigation.

On May 16, 2014, NetApp filed a lawsuit in the Superior Court of California, County of Santa Clara against us and the five individuals who were dismissed from the federal lawsuit, alleging claims that were similar to those dismissed from the federal lawsuit (i.e., that the individual defendants downloaded NetApp company documents and materials, including allegedly confidential and trade secret information and/or deleted NetApp documents and materials, prior to leaving NetApp). The state court complaint seeks unspecified damages and injunctive relief. Because we are in the early stages of litigation, we are unable to estimate a range of possible losses, if any. Litigation is inherently uncertain and can involve significant management time and attention. In addition, the cost of any litigation, regardless of outcome, can be significant and there can be no assurance that resolution of this matter will not have a material adverse effect on the Company’s operating results. As with the federal lawsuit, we intend to vigorously defend ourselves in this litigation.

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

We have incurred net losses in all fiscal years since our inception, including net losses of $16.8 million, $27.9 million, $43.1 million and $19.6 million in the years ended January 31, 2012, 2013 and 2014 and the three months ended April 30, 2014. As of April 30, 2014, we had an accumulated deficit of $120.7 million. We anticipate that our operating expenses will increase in the foreseeable future as we continue to develop our technology, enhance our product and service offerings, expand our sales channels, expand our operations and hire additional employees. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. In future periods, our profitability could be adversely affected for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market or general economic conditions. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may suffer.

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

Because of our limited visibility into end-customer demand, our ability to accurately forecast our future revenue is limited. We sell our products primarily through our network of channel partners that accounted for 82%, 89%, 92% and 98% of our total revenue in the years ended January 31, 2012, 2013 and 2014 and the three months ended April 30, 2014. We place orders with our third-party manufacturer based on our forecasts of our end-customers’ requirements and forecasts provided by our channel partners. These forecasts are based on multiple assumptions, each of which might cause our estimates to be inaccurate, affecting our ability to provide products to our end-customers. When demand for our products increases significantly, we may not be able to meet it on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs to accelerate the manufacture and delivery of additional products. If we or our channel partners underestimate end-customer demand, we may forego revenue opportunities, lose market share and damage our end-customer relationships. Conversely, if we overestimate demand for our products and consequently purchase significant amounts of components or hold inventory, we could incur additional costs and potentially incur related charges, which could adversely affect our operating results.

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

We receive a substantial portion of our total revenue from a limited number of channel partners, including VARs and distributors. For the years ended January 31, 2012, 2013 and 2014 our top ten channel partners accounted for 43%, 37% and 47% of our total revenue. During the third quarter of the year ended January 31, 2014, we transitioned order fulfillment in North America largely to two distributors. The majority of our existing VARs now contract directly with one or both of these two distributors. The larger of the two distributors is Avnet, Inc., which accounted for more than 10% of our revenue for the year ended January 31, 2014. Advanced Media Services is our other major distributor. It accounted for more than 10% of our revenue in the year ended January 31, 2013, but less than 10% of our revenue for the year ended January 31, 2014. We anticipate that we will continue to depend upon a limited number of channel partners for a substantial portion of our total revenue for the foreseeable future and, in some cases, the portion of our revenue attributable to individual channel partners may increase in the future. The loss of one or more key channel partners or a reduction in sales through any major channel partner would reduce our revenue.

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

In the first quarter of the year ended January 31, 2015, we completed the transition of our manufacturing activities from two third-party manufactures to one, Flextronics. Our reliance on this third-party manufacturer reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs and product supply and timing. Any manufacturing disruption by Flextronics could severely impair our ability to fulfill orders. Generally, our orders represent a relatively small percentage of the overall orders received by Flextronics from its customers; therefore, fulfilling our orders may not be a priority in the event Flextronics is constrained in its ability to fulfill all of its customer obligations. If we are unable to manage our relationship with Flextronics effectively, or if Flextronics suffers delays or disruptions for any reason, experiences increased manufacturing lead-times, capacity constraints or quality control problems in its manufacturing operations, or fails to meet our future requirements for timely delivery, our ability to ship products to our end-customers would be impaired, and our business and operating results would be harmed.

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

We have experienced rapid growth over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount significantly over the next 12 months. For example, from January 31, 2011 to April 30, 2014, our headcount increased from 47 to 668 employees. Since we initially launched our products in August 2010, our number of end-customers has grown to 3,097 as of April 30, 2014. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational and financial resources.

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

We are in the process of evolving our distribution model from contracting directly with hundreds of individual VARs to contracting with fewer larger global distributors. This transition is largely complete in the US. Although we believe that this transition continues to make our sales channels more efficient and broader reaching, there is no guarantee that this new distribution model will increase our sales in the short term or allow us to sustain our gross margins. Any potential delays or confusion during the transition process with our new partners may negatively affect our relationship with our existing end-customers and channel partners. Our failure to successfully implement this new distribution model globally could adversely affect our operating results.

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

Many of our employees were previously employed at current or potential competitors. We may be subject to claims that these employees have divulged or we have used proprietary information of these employees’ former employers. For example, on October 29, 2013 and again on May 16, 2014, NetApp, Inc. filed lawsuits against us alleging that we and certain of our employees violated NetApp’s proprietary rights, as more fully described in the section titled “Legal Proceedings.” Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper our ability to develop new products and features for existing products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

As a public company, we will be subject to new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that will require us to diligence, disclose and report whether or not our products contain conflict minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes or sources of supply to avoid such materials. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we are required to assess if our products contain minerals that are not determined to be conflict free in the first calendar year following the first eight months after our initial public offering date. Our first calendar year which requires this assessment begins January 1, 2015. After our assessment has been completed, any public filings of our assessment must be made by May 31, 2016.

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

We could be an “emerging growth company” for up to five years following our initial public offering, although we may lose such status earlier, depending on the occurrence of certain events. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year (a) following December 12, 2018 or (b) in which we have gross annual revenue of at least $1.0 billion, (ii) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act, which means that the market value of our common stock held by non-affiliates exceeds $700 million as of the prior July 31 and (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 75% of our outstanding common stock as of May 31, 2014. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities and Use of Proceeds

Recent Sale of Unregistered Securities

Not applicable.

Use of Proceeds

On December 12, 2013, the Securities and Exchange Commission declared our registration statement on Form S-1 (File No. 333-191789) effective for our initial public offering. An aggregate of 9,200,000 shares of our common stock were offered and sold in our initial public offering, including 1,200,000 shares to cover the underwriters’ over-allotment option. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on December 13, 2013 pursuant to Rule 424(b).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	As contemplated by Securities Exchange Commission Release No. 33-8212, these exhibits are furnished and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Nimble Storage, Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on the 12th day of June, 2014.

NIMBLE STORAGE, INC.

By:	/s/ Anup Singh
Anup Singh Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)