Form 10-Q
period 2014-07-31
Nimble Storage Inc
filed 2014-09-11
CIK 1452751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

As of August 31, 2014, there were approximately 73.4 million shares of the Registrant’s Common Stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Nimble Storage, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	As of
	July 31, 2014	January 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$205,793	$208,486
Accounts receivable, net of allowance for doubtful accounts of $0 and $76 as of July 31, 2014 and January 31, 2014, respectively	29,620	17,676
Inventories	9,269	5,412
Prepaid expenses and other current assets	3,104	3,176

Total current assets	247,786	234,750
Property and equipment, net	24,717	20,209
Restricted cash, non-current	3,998	3,900
Other long-term assets	121	212

Total assets	$276,622	$259,071

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,035	$9,093
Accrued compensation and benefits	19,486	9,837
Deferred revenue, current portion	23,493	16,178
Other current liabilities	5,740	3,855

Total current liabilities	64,754	38,963
Deferred revenue, non-current portion	26,982	17,331
Other long-term liabilities	9,901	11,091

Total liabilities	101,637	67,385

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 5,000 shares authorized, no shares issued and outstanding as of July 31, 2014 and January 31, 2014, respectively	0	0
Common stock, par value of $0.001 per share; 750,000 shares authorized as of July 31, 2014 and January 31, 2014, respectively; 73,234 and 71,643 shares issued and outstanding as of July 31, 2014 and January 31, 2014, respectively	69	67
Additional paid-in capital	321,578	292,686
Accumulated other comprehensive income	142	25
Accumulated deficit	(146,804)	(101,092)

Total stockholders’ equity	174,985	191,686

Total liabilities and stockholders’ equity	$276,622	$259,071

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Revenue:
Product	$47,123	$25,720	$88,358	$45,766
Support and service	6,638	2,758	11,950	4,836

Total revenue	53,761	28,478	100,308	50,602
Cost of revenue:
Product	14,797	8,480	27,808	15,375
Support and service	3,719	1,818	7,043	3,466

Total cost of revenue	18,516	10,298	34,851	18,841
Gross profit	35,245	18,180	65,457	31,761
Operating expenses:
Research and development	17,417	8,058	31,634	14,376
Sales and marketing	36,639	17,268	65,841	31,428
General and administrative	7,101	3,041	13,538	5,342

Total operating expenses	61,157	28,367	111,013	51,146

Loss from operations	(25,912)	(10,187)	(45,556)	(19,385)
Interest income, net	22	16	18	22
Other income (expense), net	(65)	(162)	144	(295)

Loss before provision for income taxes	(25,955)	(10,333)	(45,394)	(19,658)
Provision for income taxes	162	130	318	176

Net loss	(26,117)	(10,463)	(45,712)	(19,834)
Accretion of redeemable convertible preferred stock	0	(11)	0	(21)

Net loss attributable to common stockholders	$(26,117)	$(10,474)	$(45,712)	$(19,855)

Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.51)	$(0.65)	$(0.98)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	71,381	20,525	70,854	20,172

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net loss	$(26,117)	$(10,463)	$(45,712)	$(19,834)
Other comprehensive income, net of taxes:
Change in cumulative translation adjustment	46	(36)	117	(26)

Comprehensive loss	$(26,071)	$(10,499)	$(45,595)	$(19,860)

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(45,712)	$(19,834)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,828	1,508
Stock-based compensation expense	24,726	2,782
Loss on disposal of property and equipment	0	33
Provision (recoveries) for allowance for doubtful accounts	(32)	163
Provision (recoveries) for excess and obsolete inventories	(167)	49
Changes in operating assets and liabilities:
Accounts receivable	(11,912)	(1,501)
Inventories	(3,690)	(1,801)
Prepaid expenses and other assets	163	(988)
Accounts payable	7,648	814
Deferred revenue	16,966	9,035
Accrued and other liabilities	11,471	1,084

Net cash provided by (used in) operating activities	3,289	(8,656)
Cash flows from investing activities:
Purchase of property and equipment	(7,907)	(3,426)
Proceeds from sale of property and equipment	0	27
Change in restricted cash	(98)	(3,900)

Net cash used in investing activities	(8,005)	(7,299)
Cash flows from financing activities:
Payment of issuance costs related to issuance of common stock	(1,210)	0
Proceeds from exercise of stock options, net of repurchases	3,241	3,495
Payment of taxes related to net settlement of restricted stock units	(125)	0

Net cash provided by financing activities	1,906	3,495
Foreign exchange impact on cash and cash equivalents	117	(25)

Net decrease in cash and cash equivalents	(2,693)	(12,485)
Cash and cash equivalents, beginning of period	208,486	49,205

Cash and cash equivalents, end of period	$205,793	$36,720

Supplemental disclosure of cash flow information:
Cash paid for income taxes	251	0
Supplemental disclosure of noncash investing and financing activities:
Vesting of early exercised stock options	1,378	818
Increase in accounts payable and accrued liabilities related to property and equipment purchase	429	0
Deferred offering costs	0	640
Accretion of redeemable convertible preferred stock	0	21

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Nimble Storage, Inc. (the Company) was incorporated in the state of Delaware in November 2007. The Company’s mission is to provide its customers with the industry’s most efficient data storage platform. The Company has designed and sells a flash-optimized storage platform, Adaptive Flash, that it believes is disrupting the market by enabling significant improvements in application performance and storage capacity with superior data protection, while simplifying business operations and lowering costs. With the combination of the Company’s file system, CASL, and its cloud-based storage management and support service, InfoSight, the Company’s Adaptive Flash platform serves a broad array of enterprises and cloud-based service providers, and the Company’s software and storage systems effectively handle mainstream applications, including virtual desktops, databases, email, collaboration and analytics. The Company is headquartered in San Jose, California, with employees in several international locations, including the United Kingdom, Australia, Canada, Germany, and Singapore.

Basis of Presentation and Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the consolidated accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies for the three and six months ended July 31, 2014, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

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

The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable, which takes into consideration specific customer creditworthiness and current economic trends. During the third and fourth quarters of the year ended January 31, 2014, the Company consolidated the majority of its North American sales to two distributors, and as a result, accounts receivable and revenue increased in concentration. The majority of previous value added resellers (VARs) are now purchasing from these two distributors. Of all the Company’s customers, which include direct end-customers, VARs and distributors, the following customers individually accounted for more than 10% of the Company’s accounts receivable and revenue at the end of and for each period presented:

	% of Accounts Receivable		% of Revenue
	As of		Six Months Ended July 31,
	July 31, 2014	January 31, 2014	2014	2013
Customer A	49%	47%	54%	*
Customer B	23%	21%	22%	*
Customer C	*	*	*	13%
Customer D	*	10%	*	*

*	Represents less than 10%.

There are no concentrations of business transacted with a particular market that would severely impact the Company’s business in the near term. However, the Company currently relies on one key contract manufacturer and supplier to produce most of its products; any disruption or termination of these arrangements could materially adversely affect the Company’s operating results.

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

The table below summarizes the activity in the warranty accrual (in thousands):

	Six Months Ended July 31,
	2014	2013
Beginning balance	$537	$275
Warranty expense for new warranties issued	587	553
Utilization of warranty obligation	(473)	(363)
Changes in estimates for pre-existing warranties	(184)	104

Ending balance	$467	$569

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) released Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance in ASU No. 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition and permits the use of either the retrospective or cumulative effect transition method. The Company is required to adopt this standard starting in the first quarter of fiscal 2018. Early adoption is not permitted. The Company has not yet selected a transition method and is currently in the process of determining the impact of ASU No. 2014-09 on its consolidated financial statements and related disclosures.

In July 2013, the FASB released ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new standard requires that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under the tax law. The Company adopted this accounting standard update on February 1, 2014 and the adoption did not have a significant impact on its consolidated financial position, results of operations, comprehensive loss or cash flows.

3. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of net loss per share (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Numerator:
Net loss	$(26,117)	$(10,463)	$(45,712)	$(19,834)
Add:accretion of redeemable convertible preferred stock	0	(11)	0	(21)

Net loss attributable to common stockholders	$(26,117)	$(10,474)	$(45,712)	$(19,855)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	71,381	20,525	70,854	20,172

Net loss per share—basic and diluted	$(0.37)	$(0.51)	$(0.65)	$(0.98)

The following potentially dilutive securities were excluded (as common stock equivalents) from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive (in thousands):

	As of July 31,
	2014	2013
Shares subject to options to purchase common stock	14,675	15,452
Unvested early exercised common shares	1,097	2,078
Unvested restricted stock units	3,556	75
Employee stock purchase plan	387	0
Redeemable convertible preferred stock	0	38,868

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

As of July 31, 2014 and January 31, 2014, the Company had no financial instruments other than cash and cash equivalents.

5. Balance Sheet Components

Inventory

Inventories consist primarily of raw materials related to component parts, finished goods, which include both inventory held for sale and service inventory held at service depots in support of customer service agreements, and customer evaluation inventory.

The following is a summary of the Company’s inventories by major category (in thousands):

	As of
	July 31, 2014	January 31, 2014
Raw materials	$2,834	$679
Finished goods	4,238	3,605
Evaluation inventory	2,197	1,128

	$9,269	$5,412

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of
	July 31, 2014	January 31, 2014
Computer equipment	$6,264	$5,619
Lab equipment	11,438	6,517
Software	2,893	1,443
Furniture and fixtures	2,093	2,069
Leasehold improvements	8,368	8,377
Construction in progress	1,442	694
Demonstration equipment	970	770

Total property and equipment	33,468	25,489
Less: accumulated depreciation	(8,751)	(5,280)

Total property and equipment, net	$24,717	$20,209

Costs incurred in connection with the development of the Company’s internal software are accounted for as follows: all costs incurred in the preliminary project and post-implementation stages are expensed as incurred. Certain costs incurred in the application development stage of a new product or projects are capitalized if certain criteria are met. Such costs are depreciated on a straight-line basis over the estimated useful lives of the related assets, which was estimated to be three years. Maintenance and training costs are typically expensed as incurred.

Depreciation expense related to property and equipment was $2.1 million and $0.9 million for the three months ended July 31, 2014 and 2013, respectively, and $3.8 million and $1.5 million for the six months ended July 31, 2014 and 2013, respectively.

6. Commitments and Contingencies

Leases

The Company leases its facilities under various noncancelable operating leases with fixed rental payments. Rent expense totaled $1.3 million and $0.4 million for the three months ended July 31, 2014 and 2013, respectively, and $2.5 million and $0.7 million for the six months ended July 31, 2014 and 2013, respectively.

Future minimum commitments under these operating leases as of July 31, 2014 were as follows (in thousands):

Years ending January 31:
2015 (remaining six months)	$3,124
2016	5,519
2017	5,541
2018	5,573
2019	5,710
Thereafter	15,469

$40,936

In July 2014, the Company entered into a new facility lease agreement for its North Carolina office. The 84-month lease commenced on August 1, 2014 and provides 47,986 square feet of space. Total rent, including operating expense, payable over the lease period is $5.0 million. As part of the lease agreement, the Company will receive an allowance of $1.4 million for tenant improvements. This allowance was included in the calculation of rent expense and related deferred rent balances. As a condition of the lease agreement, the Company is required to maintain a letter of credit of $0.9 million, with the landlord named as the beneficiary,

In April 2013, the Company entered into a new facility lease agreement for its corporate headquarters. The 96-month lease commenced on November 1, 2013 and provides 164,608 square feet of space in San Jose, California. Total rent, including operating expenses, payable over the lease period is $35.5 million. As part of the lease agreement, the Company received $4.9 million in tenant improvement allowance during the year ended January 31, 2014. This tenant improvement allowance was included in the calculation of rent expense and related deferred rent balances. As a condition of the lease agreement, the Company is required to maintain a letter of credit of $3.9 million, with the landlord named as the beneficiary. The Company has the option to extend the term of the lease for an additional period of 60 months.

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

On October 29, 2013, NetApp, Inc. (NetApp) filed a lawsuit in United States District Court, Northern District of California, alleging violations of the federal Computer Fraud and Abuse Act, trade secret misappropriation, unfair competition and related state law claims. The Company and three individuals, a sales engineer employee of an Australian affiliate, along with a sales representative and program manager of the Company, have been named as defendants. On January 10, 2014, NetApp filed a First Amended Complaint that added similar state law claims against three additional individuals as defendants. The First Amended Complaint alleges that the Australian defendant, a former employee of a NetApp reseller, accessed NetApp’s password-protected website allegedly restricted to NetApp partners, resellers, employees and customers, and downloaded confidential and proprietary information in violation of the Computer Fraud and Abuse Act. It further alleges that the other five individual defendants, who were formerly employed at NetApp, downloaded NetApp company documents and materials, including allegedly confidential and trade secret information and/or deleted NetApp documents and materials, prior to leaving NetApp. The complaint seeks unspecified damages and injunctive relief. The Company filed a response to the complaint on February 18, 2014. On May 12, 2014, the Court dismissed Nimble and all of the individual defendants except for the Australian defendant from the lawsuit. The court allowed NetApp to file an amended complaint concerning some of its claims, and NetApp filed a Second Amended Complaint on June 2, 2014. The Second Amended Complaint contains claims of alleged violations of the Computer Fraud and Abuse Act, unfair competition and related state law claims against the Company and the employee of an Australian affiliate of the Company. Because the Company is in the early stages of this litigation, it is unable to estimate a range of possible losses, if any.

On May 16, 2014, NetApp filed a lawsuit in the Superior Court of California, County of Santa Clara against the Company and the five individuals who were dismissed from the federal lawsuit, alleging claims that were similar to those dismissed from the federal lawsuit (i.e., that the individual defendants downloaded NetApp company documents and materials, including allegedly confidential and trade secret information and/or deleted NetApp documents and materials, prior to leaving NetApp). The state court complaint seeks unspecified damages and injunctive relief. Because the Company is in the early stages of this litigation, it is unable to estimate a range of possible losses, if any. Litigation is inherently uncertain and can involve significant management time and attention. In addition, the cost of any litigation, regardless of outcome, can be significant and there can be no assurance that resolution of this matter will not have a material adverse effect on the Company’s operating results.

On July 30, 2014, NetApp, the Company and the individual defendants participated in mediation of both lawsuits and are working toward a mutually agreeable resolution to these cases. The parties agreed to a standstill on discovery and other deadlines for 23 days from August 4, 2014 in both the state and federal cases, which each court has approved. This court-approved standstill has lapsed.

Litigation is inherently uncertain and can involve significant management time and attention. In addition, the cost of any litigation, regardless of outcome, can be significant and there can be no assurance that resolution of this matter will not have a material adverse effect on the Company’s operating results. The Company intends to vigorously defend itself in these litigation matters.

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

7. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense related to stock options, RSUs and ESPP (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Cost of product revenue	$374	$38	$605	$78
Cost of support and service revenue	593	88	986	131
Research and development	3,692	547	6,132	914
Sales and marketing	8,664	623	13,585	1,121
General and administrative	1,846	331	3,418	538

Total stock-based compensation expense	$15,169	$1,627	$24,726	$2,782

In March 2014, the Company granted RSUs to certain employees, which the total shares granted will be determined based on the Company meeting certain performance thresholds for the year ending January 31, 2015. The estimated probability of the amount of shares expected to vest will be assessed for each reporting period until the total shares granted are determined. For the three and six months ended July 31, 2014, the Company recognized $1.4 million and $2.4 million stock-based compensation, respectively, related to these RSUs which were expected to vest.

8. Income Taxes

The Company’s provision for income taxes of $162,000 and $318,000 for the three and six months ended July 31, 2014 consisted of current foreign taxes and current state taxes. The Company’s provision for income taxes of $130,000 and $176,000 for the three and six months ended July 31, 2013 consisted of current foreign taxes and current state taxes.

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

Revenue by country or region, based on the mailing address of the customer, for the periods presented was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
North America	$45,726	$24,400	$83,826	$43,763
EMEA	5,693	2,466	11,744	4,071
APAC	2,336	1,563	4,726	2,659
Other	6	49	12	109

Total revenue	$53,761	$28,478	$100,308	$50,602

Long-lived assets located in the following countries and regions as of each period end were as follows (in thousands):

	As of
	July 31, 2014	January 31, 2014
North America	$28,528	$24,069
Other	308	252

Total long-lived assets	$28,836	$24,321

10. Line of Credit

In October 2013, the Company entered into an agreement with Wells Fargo Bank, National Association (Wells Fargo) to provide a secured revolving credit facility (the Credit Facility) that allows the Company to borrow up to $15.0 million for general corporate purposes. There was a $0.9 million reduction of the available line related to the Letter of Credit issued in July 2014 for the Company’s new facility lease in North Carolina. As of July 31, 2014, the remaining Credit Facility available for borrowings was $14.1 million. Amounts outstanding under the Credit Facility will bear interest at Wells Fargo’s prime rate with accrued interest payable on a monthly basis. In addition, the Company is obligated to pay a commitment fee of 0.20% per annum on the unused portion of the Credit Facility, with such fee payable on a quarterly basis. As of July 31, 2014, the commitment fee was capitalized and being amortized on the Company’s consolidated balance sheet. The Credit Facility expires in October 2014. As part of the credit facility, the Company granted to Wells Fargo a first priority lien in its accounts receivable and other corporate assets, agreed to not pledge its intellectual property to other parties and became subject to certain reporting and financial covenants, as follows: (1) maintain specified quarterly levels of EBITDA, which is defined as net income before tax plus interest expense (net of capitalized interest expense), depreciation expense and non-cash stock compensation expense; and (2) maintain a monthly ratio of not less than 1.25 to 1.00, based on the aggregate of its cash and net accounts receivable divided by total current liabilities minus current deferred revenue. As of July 31, 2014, no amounts had been drawn against the Credit Facility.

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

Overview

Our mission is to provide our customers with the industry’s most efficient data storage platform. We have designed and sell a flash-optimized storage platform, Adaptive Flash, that we believe is disrupting the market by enabling significant improvements in application performance and storage capacity with superior data protection, while simplifying business operations and lowering costs. At the core of our innovative Adaptive Flash platform is our Cache-Accelerated Sequential Layout file system software, which we call our CASL technology, and our cloud-based storage management and support service, InfoSight.

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

We sell our products through our network of VARs and distributors, and also engage our end-customers through our global sales force. Our channel partners act as an extension of our sales force to market our solutions directly to end-customers and do not hold inventory. We have sales offices located in several international locations, including Australia, England, Germany and Singapore. In addition, we have sales employees located in 13 countries and distribution agreements in 21 countries. Our revenue outside North America was 15% and 14% of our total revenue for the three months ended July 31, 2014 and 2013, respectively, and was 16% and 14% of our total revenue for the six months ended July 31, 2014 and 2013, respectively, as we increased our sales and marketing efforts on a global basis.

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

We have experienced significant growth in recent periods with total revenue of $53.8 million and $28.5 million in the three months ended July 31, 2014 and 2013, respectively, and $100.3 million and $50.6 million in the six months ended July 31, 2014 and 2013, respectively. Our net loss was $26.1 million and $10.5 million in the three months ended July 31, 2014 and 2013, respectively, and $45.7 million and $19.8 million in the six months ended July 31, 2014 and 2013, respectively. As our sales and customer base have grown, we have also experienced growth in our deferred revenue from $33.5 million as of January 31, 2014 to $50.5 million as of July 31, 2014. Our gross margin has improved from approximately 63.8% and 62.8% for the three and six months ended July 31, 2013, respectively, to 65.6% and 65.3% for the three and six months ended July 31, 2014, respectively. As a percentage of total revenue, our operating expenses have increased from 100% and 101% for the three and six months ended July 31, 2013, respectively, to 115% and 111% for the three and six months ended July 31, 2014, respectively.

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

Since our founding, we have invested heavily in growing our business, particularly in research and development and sales and marketing. From January 31, 2014 to July 31, 2014, our headcount has increased from 592 to 735 employees. We intend to continue to invest in development of our solutions and sales and marketing programs to drive long-term growth. To support future sales, we plan to continue to invest significant resources in sales and marketing.

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

Our future performance will also depend on our ability to continue to innovate, improve functionality in our products and adapt to new technologies or changes to existing technologies. Accordingly, we intend to continue to invest in our research and development activities. It is difficult for us to predict the timing and impact that these investments will have on future revenue. Additionally, we face significant competition in the storage market, which makes it more important that the investments we make in our business are successful. Weak global economic conditions, particularly market and financial uncertainty in the United States and Europe, or a reduction in spending even if economic conditions improve, could adversely impact our business, financial condition and operating results. If we are unable to address these challenges, our business could be adversely affected.

Key Business Metrics

We monitor the key business metrics set forth below in managing our business. We discuss revenue and gross margin below under “—Components of Operating Results.” Deferred revenue, cash flow provided by (used in) operating activities, Non-GAAP Net Loss, Non-GAAP Operating Loss and Adjusted EBITDA are discussed immediately below the following table.

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(dollars in thousands)
Total revenue	$53,761	$28,478	$100,308	$50,602
Year-over-year percentage increase	89%	160%	98%	165%
Gross margin	65.6%	63.8%	65.3%	62.8%
Deferred revenue, current and non-current	50,475	19,931	50,475	19,931
Net cash provided by (used in) operating activities	2,837	(3,780)	3,289	(8,656)
Non-GAAP Net Loss	(10,948)	(8,836)	(20,986)	(17,052)
Non-GAAP Operating Loss	(10,743)	(8,560)	(20,830)	(16,603)
Adjusted EBITDA	(8,738)	(7,831)	(16,858)	(15,390)

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

Net Cash Provided by (Used in) Operating Activities

We monitor net cash provided by (used in) operating activities as a measure of our overall business performance. Our net cash provided by (used in) operating activities is driven in large part by our net losses. Monitoring net cash provided by (used in) operating activities enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation and stock-based compensation costs, thereby allowing us to better understand and manage the cash needs of our business.

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

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed in this Quarterly Report on Form 10-Q Adjusted EBITDA, a non-GAAP financial measure. We define Adjusted EBITDA as our net loss, adjusted to exclude stock-based compensation, interest income, provision for income taxes and depreciation and amortization. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

We have included Non-GAAP Net Loss, Non-GAAP Operating Loss and Adjusted EBITDA in this Quarterly Report on Form 10-Q because they are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operational and compensation plans. In particular, the exclusion of certain expenses in calculating Non-GAAP Net Loss, Non-GAAP Operating Loss and Adjusted EBITDA can provide useful measures for period-to-period comparisons of our core business. Accordingly, we believe that Non-GAAP Net Loss, Non-GAAP Operating Loss and Adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Our use of Non-GAAP Net Loss, Non-GAAP Operating Loss and Adjusted EBITDA has limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

☐	Non-GAAP Net Loss, Non-GAAP Operating Loss and Adjusted EBITDA do not consider the potentially dilutive impact of equity-based compensation, which is an ongoing expense for us;

☐	Adjusted EBITDA does not reflect cash capital expenditure requirements for additional capital expenditures;

☐	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

☐	Other companies, including companies in our industry, may calculate Non-GAAP Net Loss, Non-GAAP Operating Loss and Adjusted EBITDA differently, which reduces their usefulness as comparative measures.

Because of these limitations, you should consider Non-GAAP Net Loss, Non-GAAP Operating Loss and Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. We compensate for these limitations by also reviewing our GAAP financial statements.

Reconciliations of Non-GAAP Net Loss and Adjusted EBITDA to net loss and Non-GAAP Operating Loss to operating loss are provided below:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)
Net loss	$(26,117)	$(10,463)	$(45,712)	$(19,834)
Stock-based compensation expense	15,169	1,627	24,726	2,782

Non-GAAP Net Loss	$(10,948)	$(8,836)	$(20,986)	$(17,052)

Interest income, net	(22)	(16)	(18)	(22)
Provision for income taxes	162	130	318	176
Depreciation	2,070	891	3,828	1,508

Adjusted EBITDA	$(8,738)	$(7,831)	$(16,858)	$(15,390)

Loss from operations	$(25,912)	$(10,187)	$(45,556)	$(19,385)
Stock-based compensation expense	15,169	1,627	24,726	2,782

Non-GAAP Operating Loss	$(10,743)	$(8,560)	$(20,830)	$(16,603)

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

Cost of Revenue

Our total cost of revenue is comprised of the following:

Cost of Product Revenue.    Cost of product revenue primarily includes costs paid to our third-party contract manufacturer, which includes the costs of our components, and personnel costs associated with our manufacturing operations. Personnel costs consist of salaries, benefits, bonuses and stock-based compensation. Our cost of product revenue also includes warranty costs, inventory related expenses, freight and allocated overhead costs. Overhead costs consist of certain facilities, depreciation, benefits and IT costs. We expect our cost of product revenue to increase as our product revenue increases.

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

Research and Development.    Research and development expense consists primarily of personnel costs and allocated overhead and also includes depreciation expense from property and equipment purchases, consulting and other costs to support our development activities. To date, we have expensed all research and development costs as incurred. We expect research and development expense to continue to increase in absolute dollars as we continue to invest in our research and product development efforts to enhance our product capabilities, expand our product offerings and access new customer markets, although such expense may fluctuate as a percentage of total revenue.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$47,123	$25,720	$88,358	$45,766
Support and service	6,638	2,758	11,950	4,836

Total revenue	53,761	28,478	100,308	50,602
Cost of revenue:
Product(1)	14,797	8,480	27,808	15,375
Support and service(1)	3,719	1,818	7,043	3,466

Total cost of revenue	18,516	10,298	34,851	18,841
Total gross profit	35,245	18,180	65,457	31,761
Operating expenses:
Research and development(1)	17,417	8,058	31,634	14,376
Sales and marketing(1)	36,639	17,268	65,841	31,428
General and administrative(1)	7,101	3,041	13,538	5,342

Total operating expenses	61,157	28,367	111,013	51,146

Loss from operations	(25,912)	(10,187)	(45,556)	(19,385)
Interest income, net	22	16	18	22
Other income (expense), net	(65)	(162)	144	(295)

Loss before provision for income taxes	(25,955)	(10,333)	(45,394)	(19,658)
Provision for income taxes	162	130	318	176

Net loss	$(26,117)	$(10,463)	$(45,712)	$(19,834)

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$374	$38	$605	$78
Cost of support and service revenue	593	88	986	131
Research and development	3,692	547	6,132	914
Sales and marketing	8,664	623	13,585	1,121
General and administrative	1,846	331	3,418	538

Total stock-based compensation expense	$15,169	$1,627	$24,726	$2,782

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Revenue:
Product	88%	90%	88%	90%
Support and service	12	10	12	10

Total revenue	100	100	100	100
Cost of revenue:
Product	27	30	28	30
Support and service	7	6	7	7

Total cost of revenue	34	36	35	37
Total gross profit	66	64	65	63
Operating expenses:
Research and development	33	28	32	28
Sales and marketing	68	61	66	62
General and administrative	13	11	13	11

Total operating expenses	114	100	111	101

Loss from operations	(48)	(36)	(46)	(38)
Interest income, net	0	0	0	0
Other income (expense), net	0	(1)	0	(1)

Loss before provision for income taxes	(48)	(37)	(46)	(39)
Provision for income taxes	1	0	0	0

Net loss	(49)%	(37)%	(46)%	(39)%

Comparison of the Three and Six Months Ended July 31, 2014 and 2013

Revenue

	Three Months Ended July 31,				Six Months Ended July 31,
	2014	2013	Change		2014	2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Revenue:
Product	$47,123	$25,720	$21,403	83%	$88,358	$45,766	$42,592	93%
Support and service	6,638	2,758	3,880	141	11,950	4,836	7,114	147

Total revenue	$53,761	$28,478	$25,283	89%	$100,308	$50,602	$49,706	98%

Total revenue increased by $25.3 million, or 89%, during the three months ended July 31, 2014 compared to the three months ended July 31, 2013. Total revenue increased by $49.7 million, or 98%, during the six months ended July 31, 2014 compared to the six months ended July 31, 2013. The revenue growth reflects increased demand for our storage products and related support and service. The increase in product revenue was driven by higher sales of our storage products to existing and new end-customers. We acquired 2,007 new end-customers from July 31, 2013 to July 31, 2014. The increase in support and service revenue was driven by higher product sales and the resulting expansion of our installed base of end customers.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,				Six Months Ended July 31,
	2014	2013	Change		2014	2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$14,797	$8,480	$6,317	74%	$27,808	$15,375	$12,433	81%
Support and service	3,719	1,818	1,901	105	7,043	3,466	3,577	103

Total cost of revenue	$18,516	$10,298	$8,218	80%	$34,851	$18,841	$16,010	85%

Gross margin	65.6%	63.8%			65.3%	62.8%

Cost of revenue increased by $8.2 million, or 80%, during the three months ended July 31, 2014 compared to the three months ended July 31, 2013. The increase in cost of product revenue was driven primarily by higher product sales. The increase in cost of product revenue was also impacted by higher costs of $0.9 million in our manufacturing operations, primarily driven by personnel costs associated with increased headcount. The increase in cost of support and service revenue was primarily attributable to higher costs of $1.6 million in our global customer support organization primarily driven by personnel costs associated with increased headcount and increase in allocated overhead resulting from higher facilities utilization.

Cost of revenue increased by $16.0 million, or 85%, during the six months ended July 31, 2014 compared to the six months ended July 31, 2013. The increase in cost of product revenue was driven primarily by higher product sales. The increase in cost of product revenue was also impacted by higher costs of $1.4 million in our manufacturing operations, primarily driven by personnel costs associated with increased headcount. The increase in cost of support and service revenue was primarily attributable to higher costs of $3.1 million in our global customer support organization primarily driven by personnel costs associated with increased headcount and increase in allocated overhead resulting from higher facilities utilization.

Gross margin increased from 63.8% during the three months ended July 31, 2013 to 65.6% during the three months ended July 31, 2014. Gross margin increased from 62.8% during the six months ended July 31, 2013 to 65.3% during the six months ended July 31, 2014. Our gross margin improvement from prior year was driven by increases in both product and support and service margins. Product gross margin increased by 1.6 percentage points from 67.0% to 68.6% during the three months ended July 31, 2014 compared to the three months ended July 31, 2013. Product gross margin increased by 2.1 percentage points from 66.4% to 68.5% during the six months ended July 31, 2014 compared to the six months ended July 31, 2013. The majority of the improvement in product gross margin from prior year was due to continuing operational leverage and efficiencies in our supply chain infrastructure as well as improving manufacturing yield and quality. Support and service gross margin increased by 9.9 percentage points from 34.1% to 44.0% during the three months ended July 31, 2014 compared to the three months ended July 31, 2013. Support and service gross margin increased by 12.7 percentage points from 28.3% to 41.1% during the six months ended July 31, 2014 compared to the six months ended July 31, 2013. The improvements in support and service gross margin from prior year were driven by increased revenue from our larger base of end customers and from increased leverage of our support organization as we continued to make investments to build out our infrastructure.

Operating Expenses

	Three Months Ended July 31,				Six Months Ended July 31,
	2014	2013	Change		2014	2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$17,417	$8,058	$9,359	116%	$31,634	$14,376	$17,258	120%
Sales and marketing	36,639	17,268	19,371	112	65,841	31,428	34,413	109
General and administrative	7,101	3,041	4,060	134	13,538	5,342	8,196	153

Total operating expenses	$61,157	$28,367	$32,790	116%	$111,013	$51,146	$59,867	117%

Includes stock-based compensation expense of:
Research and development	$3,692	$547	$3,145	575%	$6,132	$914	$5,218	571%
Sales and marketing	8,664	623	8,041	1,291	13,585	1,121	12,464	1,112
General and administrative	1,846	331	1,515	458	3,418	538	2,880	535

Total	$14,202	$1,501	$12,701	846%	$23,135	$2,573	$20,562	799%

Research and Development

Research and development expense increased by $9.4 million, or 116%, during the three months ended July 31, 2014 compared to the three months ended July 31, 2013. The increase was primarily due to a $7.1 million increase in personnel costs, including stock-based compensation, resulting from headcount growth to support further development of our storage products, $1.2 million increase in allocated overhead resulting from higher facilities utilization, and $0.4 million increase in depreciation expense from property and equipment purchases as we further invested in our laboratory and test infrastructure.

Research and development expense increased by $17.3 million, or 120%, during the six months ended July 31, 2014 compared to the six months ended July 31, 2013. The increase was primarily due to a $12.8 million increase in personnel costs, including stock-based compensation, resulting from headcount growth to support further development of our storage products, $2.4 million increase in allocated overhead resulting from higher facilities utilization, $0.7 million increase in depreciation expense from property and equipment purchases as we further invested in our laboratory and test infrastructure, and $0.6 million increase in non-recurring engineering design work expense relating to future products.

Sales and Marketing

Sales and marketing expense increased by $19.4 million, or 112%, during the three months ended July 31, 2014 compared to the three months ended July 31, 2013. The increase was primarily due to a $13.9 million increase in personnel costs, including stock-based compensation, resulting from headcount growth, a $2.1 million increase in commission expense related to higher sales, a $0.8 million increase in travel and entertainment expenses, a $0.7 million increase in allocated overhead resulting from higher facilities utilization, and a $0.6 million increase in advertising and tradeshow expenses.

Sales and marketing expense increased by $34.4 million, or 109%, during the six months ended July 31, 2014 compared to the six months ended July 31, 2013. The increase was primarily due to a $23.7 million increase in personnel costs, including stock-based compensation, resulting from headcount growth, a $3.8 million increase in commission expense related to higher sales, a $1.9 million increase in travel and entertainment expenses, a $1.6 million increase in advertising and tradeshow expenses, and a $1.5 million increase in allocated overhead resulting from higher facilities utilization.

General and Administrative

General and administrative expense increased by $4.1 million, or 134%, during the three months ended July 31, 2014 compared to the three months ended July 31, 2013. The increase was primarily due to a $2.6 million increase in personnel costs, including stock-based compensation, resulting from headcount growth, a $0.5 million increase in legal costs, a $0.3 million increase in accounting and audit costs and a $0.3 million increase in spending on consulting resources and professional services.

General and administrative expense increased by $8.2 million, or 153%, during the six months ended July 31, 2014 compared to the six months ended July 31, 2013. The increase was primarily due to a $5.1 million increase in personnel costs, including stock-based compensation, resulting from headcount growth, a $1.2 million increase in legal costs, a $0.7 million increase in accounting and audit costs and a $0.5 million increase in spending on consulting resources and professional services.

Interest Income and Other Income (Expense), Net

	Three Months Ended July 31,				Six Months Ended July 31,
	2014	2013	Change		2014	2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Interest income, net	$22	$16	$6	38%	$18	$22	$(4)	(18)%
Other income (expense), net	(65)	(162)	97	(60)%	144	(295)	439	(149)%

Other income (expense), net consisted primarily of gains (losses) from the remeasurement of our foreign currency denominated assets. During the three months ended July 31, 2014 compared to the three months ended July 31, 2013, losses from the remeasurement of our foreign currency denominated assets decreased as a result of the depreciation of the U.S. dollar. During the six months ended July 31, 2014 we had a gain from the remeasurement of our foreign currency denominated assets compared to a loss during the six months ended July 31, 2013. This resulted from the depreciation of the U.S. dollar.

Provision for Income Taxes

	Three Months Ended July 31,				Six Months Ended July 31,
	2014	2013	Change		2014	2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Provision for income taxes	$162	$130	$32	25%	$318	$176	$142	81%

The increase in the provision for income taxes during the three and six months ended July 31, 2014 compared to the three and six months ended July 31, 2013 was primarily due to an increase in foreign taxes related to intercompany cost plus agreements with our international subsidiaries.

Liquidity and Capital Resources

	As of
	July 31, 2014	January 31, 2014
	(in thousands)
Cash and cash equivalents	$205,793	$208,486

	Six Months Ended July 31,
	2014	2013
	(dollars in thousands)
Cash provided by (used in) operating activities	$3,289	$(8,656)
Cash used in investing activities	(8,005)	(7,299)
Cash provided by financing activities	1,906	3,495
Foreign exchange impact on cash and cash equivalents	117	(25)

Net decrease in cash and cash equivalents	$(2,693)	$(12,485)

Other Financial and Operational Metrics:
Days Sales Outstanding	36	44
Days Sales Inventory (1)	40	51

(1)	Average number of days we hold our inventory before sale.

At July 31, 2014, our cash and cash equivalents were $205.8 million, of which approximately $5.9 million was held outside of the United States and not immediately available to fund domestic operations and obligations. We do not enter into investments for trading or speculative purposes.

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

Operating Activities

During the six months ended July 31, 2014, cash provided by operating activities was $3.3 million. The primary factors affecting our cash flows from operations during this period were our net loss of $45.7 million, partially offset by non-cash charges of $24.7 million for stock-based compensation and $3.8 million for depreciation of our property and equipment, and net cash flows of $20.6 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was a $19.1 million increase in accounts payable and accrued liabilities as a result of increase in inventory purchases and timing of payments, and a $17.0 million increase in deferred revenue due to higher sales of support and service contracts. This was partially offset by the increase of $11.9 million in accounts receivable which was attributable to increased sales, and a $3.7 million increase in inventories as a result of increased purchases to meet higher overall demand for our storage products and higher costs of raw material to be used in the manufacturing of new products. We expect operating cash flows to continue to be affected by timing of sales and timing of collections.

During the six months ended July 31, 2013, cash used in operating activities was $8.7 million. The primary factors affecting our cash flows during this period were our net loss of $19.8 million, partially offset by non-cash charges of $2.8 million for stock-based compensation, $1.5 million for depreciation of our property and equipment, and net cash flows of $6.6 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was a $9.0 million increase in deferred revenue due to higher sales of support and service contracts and a $1.9 million increase in accounts payable and accrued liabilities due to higher personnel costs and third-party professional fees for business growth and IPO preparation. This was partially offset by a $1.8 million increase in inventories as a result of increased purchases to meet higher overall demand for our storage products and higher raw material purchases to be used in the production of new products, and a $1.5 million increase in accounts receivable which was attributable to increased sales.

Investing Activities

Cash used in investing activities during the six months ended July 31, 2014 was $8.0 million, primarily resulting from $7.9 million used to purchase property and equipment due to an increase in expansion of our research and development infrastructure. We expect to continue to make such purchases to support continued growth of our business.

Cash used in investing activities for the six months ended July 31, 2013 was $7.3 million, primarily resulting from a $3.9 million increase in restricted cash related to our facility lease agreement of our new corporate headquarters that requires us to maintain a letter of credit with the landlord, and $3.4 million used for the purchase of property and equipment.

Financing Activities

Cash provided by financing activities for the six months ended July 31, 2014 was $1.9 million, primarily resulting from $3.2 million of proceeds from the exercise of stock options, partially offset by $1.2 million payment of issuance costs related to our initial public offering in December 2013.

During the six months ended July 31, 2013, financing activities provided $3.5 million in cash, due to proceeds from the exercise of stock options, net of repurchases of unvested early exercised shares.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments for the six months ended July 31, 2014, as compared to the contractual obligations and commitments described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

Off-Balance Sheet Arrangements

As of July 31, 2014 and January 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Segment Information

We have one primary business activity and operate in one reportable segment.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, Australian dollar and Canadian dollar. These fluctuations have caused us to recognize transaction losses of $65,000 and $161,000 during the three months ended July 31, 2014 and 2013, respectively, and transaction gains of $145,000 and transaction losses of $294,000 during the six months ended July 31, 2014 and 2013, respectively. Although the volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy, we believe a hypothetical 10% change of the U.S. dollar against the British pound sterling, Australian dollar or Canadian dollar, either alone or in combination with each other would not have a material impact on our results of operations. Given that the impact of foreign currency exchange rates to date has not been material, we have not engaged in any attempts to hedge our foreign currency exchange risk. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact hedging activities would have on our results of operations.

Interest Rate Risk

We had cash and cash equivalents of $205.8 million as of July 31, 2014, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended July 31, 2014 from those disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended January 31, 2014.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 30, 2014, we participated in mediation of both lawsuits with NetApp and the individual defendants and we are working toward a mutually agreeable resolution to these cases. The parties agreed to a standstill on discovery and other deadlines for 23 days from August 4, 2014 in both the state and federal cases, which each court has approved. The court-approved standstill has lapsed.

Litigation is inherently uncertain and can involve significant management time and attention. In addition, the cost of any litigation, regardless of outcome, can be significant and there can be no assurance that resolution of this matter will not have a material adverse effect on the Company’s operating results. We intend to vigorously defend ourselves in these litigation matters.

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

We have incurred net losses in all fiscal years since our inception, including net losses of $16.8 million, $27.9 million, $43.1 million and $45.7 million in the years ended January 31, 2012, 2013 and 2014 and the six months ended July 31, 2014. As of July 31, 2014, we had an accumulated deficit of $146.8 million. We anticipate that our operating expenses will increase in the foreseeable future as we continue to develop our technology, enhance our product and service offerings, expand our sales channels, expand our operations and hire additional employees. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. In future periods, our profitability could be adversely affected for a number of possible reasons, including slowing demand for our products or services, increasing competition, changes in the way storage services are consumed, a decrease in the growth of the storage market or general economic conditions. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may suffer.

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

We are vulnerable to fluctuations in overall demand for storage products. Our business plan assumes that the demand for storage products will increase as organizations collect, process and store an increasing amount of data. However, if storage markets in general or markets for captive storage experience downturns or grow more slowly than anticipated, or if demand for our products does not grow as quickly as we anticipate, whether as a result of competition, product obsolescence, budgetary constraints of our end-customers, technological changes, unfavorable economic conditions, uncertain geopolitical environments or other factors, we may not be able to increase our revenue sufficiently to ever achieve profitability and our stock price would decline.

Our revenue growth rate in recent periods may not be indicative of our future performance.

You should not consider our revenue growth rate in recent periods as indicative of our future performance. While we have recently experienced significant revenue growth rates, we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue growth rates for any prior periods as any indication of our future revenue or revenue growth rates.

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

Our operating results have historically fluctuated and may continue to fluctuate from quarter to quarter, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

☐	the budgeting cycles and purchasing practices of end-customers;

☐	our ability to attract and retain new channel partners and end-customers;

☐	our ability to sell additional products to existing channel partners and end-customers;

☐	changes in end-customer requirements or market needs, and our inability to make corresponding changes to our business;

☐	any potential disruption in our sales channels or termination of our relationship with important channel partners;

☐	potential seasonality in the markets we serve;

☐	the timing and success of new product and service introductions by us or our competitors, including the introduction of fibre channel products;

☐	changes in the competitive landscape, including consolidation among our competitors or end-customers;

☐	deferral of orders in anticipation of new products or product enhancements announced by us or our competitors;

☐	our inability to provide adequate support to our end-customers;

☐	our ability to control the costs of manufacturing our products, including the cost of components;

☐	our inability to fulfill our customers’ orders due to supply chain delays or events that impact our manufacturers or their suppliers;

☐	our inability to adjust certain fixed costs and expenses, particularly in research and development, for changes in demand;

☐	price competition;

☐	the timing of certain payments and related expenses, such as sales commissions;

☐	increases or decreases in our revenue and expenses caused by fluctuations in foreign currency exchange rates, as an increasing portion of our revenue is collected and expenses are incurred and paid in currencies other than the U.S. dollar;

☐	general economic conditions, both domestically and in our foreign markets;

☐	the cost of and potential outcomes of existing and future claims or litigation, which could have a material adverse effect on our business;

☐	future accounting pronouncements and changes in our accounting policies; and

☐	changes in tax laws or tax regulations.

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

Because of our limited visibility into end-customer demand, our ability to accurately forecast our future revenue is limited. We sell our products primarily through our network of channel partners that accounted for 82%, 89%, 92% and 98% of our total revenue in the years ended January 31, 2012, 2013 and 2014 and the six months ended July 31, 2014. We place orders with our third-party manufacturer based on our forecasts of our end-customers’ requirements and forecasts provided by our channel partners. These forecasts are based on multiple assumptions, each of which might cause our estimates to be inaccurate, affecting our ability to provide products to our end-customers. When demand for our products increases significantly, we may not be able to meet it on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs to accelerate the manufacture and delivery of additional products. If we or our channel partners underestimate end-customer demand, we may forego revenue opportunities, lose market share and damage our end-customer relationships. Conversely, if we overestimate demand for our products and consequently purchase significant amounts of components or hold inventory, we could incur additional costs and potentially incur related charges, which could adversely affect our operating results.

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

We receive a substantial portion of our total revenue from a limited number of channel partners, including distributors and VARs. For the years ended January 31, 2012, 2013 and 2014 our top ten channel partners accounted for 43%, 37% and 47% of our total revenue. During the third quarter of the year ended January 31, 2014, we transitioned order fulfillment in North America largely to two distributors. The majority of our existing VARs now contract directly with one or both of these two distributors. The larger of the two distributors is Avnet, Inc., which accounted for more than 10% of our revenue for the year ended January 31, 2014. Advanced Media Services is our other large distributor. It accounted for more than 10% of our revenue in the year ended January 31, 2013, but less than 10% of our revenue for the year ended January 31, 2014. We anticipate that we will continue to depend upon a limited number of channel partners for a substantial portion of our total revenue for the foreseeable future and, in some cases, the portion of our revenue attributable to individual channel partners may increase in the future. The loss of one or more key channel partners or a reduction in sales through any major channel partner would reduce our revenue.

We face intense competition in our market, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

A number of very large corporations have historically dominated the storage market. We consider our primary competitors to be companies that provide enterprise storage products, including Dell, Inc., EMC Corporation, Hewlett-Packard Company and NetApp, Inc. We also compete to a lesser extent with a number of other smaller companies and certain well-established companies. Some of our competitors have made acquisitions of businesses that allow them to offer more directly competitive and comprehensive solutions than they had previously offered. In addition, the emergence of cloud computing and storage-as-a-service may impact both short-term and long-term growth patterns in the markets in which we compete. We expect to encounter new competitors domestically and internationally as other companies enter our market or if we enter new markets.

Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

☐	potential for broader market acceptance of their storage architectures and solutions;

☐	greater name recognition and longer operating histories;

☐	larger sales and marketing and customer support budgets and resources;

☐	broader distribution and established relationships with distribution partners and end-customers;

☐	the ability to bundle storage products with other technology products and services, or offer a broader range of storage solutions, to better fit certain customers’ needs;

☐	lower labor and development costs;

☐	larger and more mature intellectual property portfolios;

☐	substantially greater financial, technical and other resources; and

☐	greater resources to make acquisitions.

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

In the first quarter of the year ended January 31, 2015, we completed the transition of our manufacturing activities from two third-party manufactures to one, Flextronics. Our reliance on this third-party manufacturer reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs and product supply and timing. Any manufacturing disruption by Flextronics could severely impair our ability to fulfill orders. Our current agreement with Flextronics, which is terminable at will or upon short notice by Flextronics, does not contain any minimum commitment to manufacture our products, and any orders are fulfilled only after a purchase order has been delivered and accepted. As a result, Flextronics may stop taking new orders or fulfilling our orders on short notice or limiting our allocations of products. Moreover, our orders represent a relatively small percentage of the overall orders received by Flextronics from its customers; therefore, fulfilling our orders may not be a priority in the event Flextronics is constrained in its ability to fulfill all of its customer obligations. If we are unable to manage our relationship with Flextronics effectively, or if Flextronics suffers delays or disruptions for any reason, experiences increased manufacturing lead-times, capacity constraints or quality control problems in its manufacturing operations, limits our allocations of products, stops taking new orders or fulfilling our orders on short notice, or otherwise fails to meet our future requirements for timely delivery, our ability to ship products to our end-customers would be impaired, and our business and operating results would be harmed.

Our business and operations have experienced rapid growth in recent periods. If we do not effectively manage any future growth or are unable to improve our systems and processes, our operating results could be harmed.

We have experienced rapid growth over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount significantly over the next 12 months. For example, from January 31, 2011 to July 31, 2014, our headcount increased from 47 to 735 employees. Since we initially launched our products in August 2010, our number of end-customers has grown to 3,756 as of July 31, 2014. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational and financial resources.

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

Our growth strategy is dependent, in part, upon increasing sales of our products to larger enterprises. Sales to these types of end-customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities. These risks include:

☐	competition from larger competitors that traditionally target larger enterprises that may have pre-existing relationships or purchase commitments from those end-customers;

☐	Successfully introducing and supporting fibre channel products, as many large enterprises often require products that support this technology;

☐	increased purchasing power and leverage held by large end-customers in negotiating contractual arrangements;

☐	more stringent support requirements; and

☐	longer sales cycles and the associated risk that substantial time and resources may be spent on potential end-customers that elect not to purchase our products.

Large enterprises often undertake a significant evaluation process that results in a lengthy sales cycle. Although we have a channel sales model, our sales representatives may invest substantial time and resources in engaging with sales to larger end-customers. We may spend this time and resources without being successful in generating any sales. In addition, product purchases by large enterprises are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Finally, large enterprises typically have longer implementation cycles, require greater product functionality and scalability (including, for example, fibre channel products) and a broader range of services, demand that vendors take on a larger share of risks, sometimes require acceptance provisions that can potentially lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. All of these factors can add risk to business conducted with these end-customers. If we fail to realize an expected sale from a large end-customer in a particular quarter or at all, our business, operating results and financial condition could be adversely affected.

We are in the process of evolving our distribution model, which may harm our future operating results.

We are in the process of evolving our global distribution model from contracting directly with hundreds of individual VARs to contracting with fewer larger global distributors. This transition is largely complete in the US. Although we believe that this transition continues to make our sales channels more efficient and broader reaching, there is no guarantee that this new distribution model will increase our sales in the short term or allow us to sustain our gross margins. Any potential delays or confusion during the transition process with our new partners may negatively affect our relationship with our existing end-customers and channel partners. Our failure to successfully implement this new distribution model globally could adversely affect our operating results.

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

We depend on our IT infrastructure, which includes our data centers and networks, to operate our business and to provide services to our end-customers through our InfoSight platform. This infrastructure, including our back-up systems, resides in two locations. Currently, we do not have a disaster recovery policy, but we are in the process of implementing such a policy in the upcoming quarters. Any interruptions to or failures of our IT infrastructure, whether due to natural disasters, system failures, computer viruses, security breaches, computer hacking attacks or other causes, whether through third party action or employee error or malfeasance, would affect our ability to operate our business and provide services through our InfoSight platform. As a result, we could face liability with respect to any diminished performance of our InfoSight platform or support services generally during the periods when our IT infrastructure is compromised and any subsequent periods required to repair such interruptions or failures. Moreover, we would likely suffer reputational damage, and our ability to sell our solutions to existing and prospective customers could be harmed.

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

We have in the past had to make a voluntary disclosure to the Office of Export Enforcement, or OEE, of the U.S. Commerce Department to report a failure to obtain an encryption registration number prior to shipment of a particular hardware appliance product to a limited number of international customers. Failure to comply with export regulations and these recent voluntary submissions could result in penalties, costs, and restrictions on export privileges, which could also harm our operating results, as well as our inability to service certain products already in the hands of our end-customers, which could have negative consequences, including reputational harm. BIS has granted the service authorization and closed the enforcement matter by issuing us a warning letter, rather than assessing a civil penalty.

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

Many of our employees were previously employed at current or potential competitors. We may be subject to claims that these employees have divulged or we have used proprietary information of these employees’ former employers. For example, on October 29, 2013 and again on May 16, 2014, NetApp, Inc. filed lawsuits against us alleging that we and certain of our employees violated NetApp’s proprietary rights, as more fully described in the section titled “Legal Proceedings.” Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper our ability to develop new products and features for existing products, which could severely harm our business. Even if we are successful in defending against these and future claims, litigation could result in substantial costs and be a distraction to management.

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

We will not be required to make our first annual evaluation and attestation of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the fiscal year ending January 31, 2016 at the earliest. To comply with the full requirements of a public company, we will need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting and/or internal audit staff. Commencing with the audit of our fiscal year when we must comply with the attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting. At such time, our independent registered public accounting firm may issue a report that it is not satisfied with the level at which our controls are designed or operating or may assess certain controls as ineffective, and our remediation efforts may not enable us to avoid a material weakness in the future.

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

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 61% of our outstanding common stock as of August 31, 2014. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on the 11th day of September, 2014.

NIMBLE STORAGE, INC.

By:	/s/ Anup Singh
Anup Singh Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)