Form 10-Q
period 2014-10-31
Nimble Storage Inc
filed 2014-12-12
CIK 1452751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting Company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 30, 2014, there were approximately 74.7 million shares of the Registrant’s Common Stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Nimble Storage, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	As of
	October 31, 2014	January 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$204,956	$208,486
Accounts receivable, net of allowance for doubtful accounts of $0 and $76 as of October 31, 2014 and January 31, 2014, respectively	34,752	17,676
Inventories	10,607	5,412
Prepaid expenses and other current assets	4,873	3,176

Total current assets	255,188	234,750
Property and equipment, net	29,396	20,209
Restricted cash, non-current	3,992	3,900
Other long-term assets	104	212

Total assets	$288,680	$259,071

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,777	$9,093
Accrued compensation and benefits	16,268	9,837
Deferred revenue, current portion	28,011	16,178
Other current liabilities	6,866	3,855

Total current liabilities	71,922	38,963
Deferred revenue, non-current portion	32,503	17,331
Other long-term liabilities	9,171	11,091

Total liabilities	113,596	67,385

Commitments and contingencies (Note 6)
Stockholders’ equity:

Preferred stock, par value of $0.001 per share; 5,000 shares authorized, no shares issued and outstanding as of October 31, 2014 and January 31, 2014, respectively	0	0

Common stock, par value of $0.001 per share; 750,000 shares authorized as of October 31, 2014 and January 31, 2014, respectively; 74,591 and 71,643 shares issued and outstanding as of October 31, 2014 and January 31, 2014, respectively	70	67
Additional paid-in capital	350,270	292,686
Accumulated other comprehensive income (loss)	(63)	25
Accumulated deficit	(175,193)	(101,092)

Total stockholders’ equity	175,084	191,686

Total liabilities and stockholders’ equity	$288,680	$259,071

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Revenue:
Product	$51,126	$29,884	$139,484	$75,650
Support and service	7,970	3,527	19,920	8,363

Total revenue	59,096	33,411	159,404	84,013
Cost of revenue:
Product	16,410	9,320	44,218	24,695
Support and service	4,254	2,069	11,297	5,535

Total cost of revenue	20,664	11,389	55,515	30,230
Gross profit	38,432	22,022	103,889	53,783
Operating expenses:
Research and development	19,679	9,361	51,313	23,737
Sales and marketing	36,994	19,902	102,835	51,330
General and administrative	8,887	3,130	22,425	8,472

Total operating expenses	65,560	32,393	176,573	83,539

Loss from operations	(27,128)	(10,371)	(72,684)	(29,756)
Interest income, net	71	5	89	27
Other income (expense), net	(1,113)	306	(969)	11

Loss before provision for income taxes	(28,170)	(10,060)	(73,564)	(29,718)
Provision for income taxes	219	76	537	252

Net loss	(28,389)	(10,136)	(74,101)	(29,970)
Accretion of redeemable convertible preferred stock	0	(10)	0	(31)

Net loss attributable to common stockholders	$(28,389)	$(10,146)	$(74,101)	$(30,001)

Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(0.48)	$(1.04)	$(1.46)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	72,960	21,258	71,561	20,537

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Net loss	$(28,389)	$(10,136)	$(74,101)	$(29,970)
Other comprehensive income (loss), net of taxes:
Change in cumulative translation adjustment	(205)	77	(88)	51

Comprehensive loss	$(28,594)	$(10,059)	$(74,189)	$(29,919)

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(74,101)	$(29,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,041	2,448
Stock-based compensation expense	42,132	5,047
Loss on disposal of property and equipment	0	76
Provision (recoveries) for allowance for doubtful accounts	(32)	49
Provision (recoveries) for excess and obsolete inventories	(267)	75
Changes in operating assets and liabilities:
Accounts receivable	(17,044)	(2,989)
Inventories	(4,653)	(1,727)
Prepaid expenses and other assets	(1,589)	(3,178)
Accounts payable	11,573	2,900
Deferred revenue	27,005	15,485
Accrued and other liabilities	7,702	2,857

Net cash used in operating activities	(3,233)	(8,927)
Cash flows from investing activities:
Purchase of property and equipment	(12,840)	(8,152)
Proceeds from sale of property and equipment	0	27
Change in restricted cash	(92)	(3,900)

Net cash used in investing activities	(12,932)	(12,025)
Cash flows from financing activities:
Payment of issuance costs related to issuance of common stock	(1,210)	0
Proceeds from exercise of stock options, net of repurchases	4,756	4,844
Proceeds from issuance of stock under employee stock purchase plan	9,227	0
Excess tax benefit from employee stock plans	85	0
Proceeds from repayment of loans from stockholders	0	1,571
Payment of taxes related to net settlement of restricted stock units	(125)	0

Net cash provided by financing activities	12,733	6,415
Foreign exchange impact on cash and cash equivalents	(98)	51

Net decrease in cash and cash equivalents	(3,530)	(14,486)
Cash and cash equivalents, beginning of period	208,486	49,205

Cash and cash equivalents, end of period	$204,956	$34,719

Supplemental disclosure of cash flow information:
Cash paid for income taxes	373	0
Cash paid for interest	23	2
Supplemental disclosure of noncash investing and financing activities:
Vesting of early exercised stock options	1,891	1,536
Increase in accounts payable and accrued liabilities related to property and equipment purchase	2,653	5,238
Deferred offering costs	100	740
Accretion of redeemable convertible preferred stock	0	31

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

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies for the three and nine months ended October 31, 2014, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

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

The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable, which takes into consideration specific customer creditworthiness and current economic trends. During the third and fourth quarters of the year ended January 31, 2014, the Company consolidated the majority of its North American sales to two distributors, and as a result, accounts receivable and revenue increased in concentration. In addition, the Company continued to expand its global distribution network during the fiscal year ending January 31, 2015. The majority of previous value added resellers (VARs) are now purchasing from our distributors. Of all the Company’s customers, which include direct end-customers, VARs and distributors, the following customers individually accounted for more than 10% of the Company’s accounts receivable and revenue at the end of and for each period presented:

	% of Accounts Receivable		% of Revenue
	As of		Nine Months Ended October 31,
	October 31, 2014	January 31, 2014	2014	2013
Customer A	42%	47%	50%		*
Customer B	20%	21%	21%		*
Customer C	*	*	*	12%
Customer D	*	10%	*		*
Customer E	15%	*	*		*

*	Represents less than 10%.

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

The table below summarizes the activity in the warranty accrual (in thousands):

	Nine Months Ended October 31,
	2014	2013
Beginning balance	$537	$275
Warranty expense for new warranties issued	1,012	1,159
Utilization of warranty obligation	(882)	(926)
Changes in estimates for pre-existing warranties	(313)	57

Ending balance	$354	$565

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

3. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of net loss per share (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Numerator:
Net loss	$(28,389)	$(10,136)	$(74,101)	$(29,970)
Add:accretion of redeemable convertible preferred stock	0	(10)	0	(31)

Net loss attributable to common stockholders	$(28,389)	$(10,146)	$(74,101)	$(30,001)

Denominator:
Weighted-average number of shares outstanding - basic and diluted	72,960	21,258	71,561	20,537

Net loss per share - basic and diluted	$(0.39)	$(0.48)	$(1.04)	$(1.46)

The following potentially dilutive securities were excluded (as common stock equivalents) from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive (in thousands):

	As of October 31,
	2014	2013
Shares subject to options to purchase common stock	13,868	16,612
Unvested restricted stock units	4,118	190
Unvested early exercised common shares	898	1,870
Employee stock purchase plan	126	0
Redeemable convertible preferred stock	0	38,868

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

As of October 31, 2014 and January 31, 2014, the Company had no financial instruments other than cash and cash equivalents.

5. Balance Sheet Components

Inventory

Inventories consist primarily of raw materials related to component parts, finished goods, which include both inventory held for sale and service inventory held at service depots in support of customer service agreements, and customer evaluation inventory.

The following is a summary of the Company’s inventories by major category (in thousands):

	As of
	October 31, 2014	January 31, 2014
Raw materials	$2,604	$679
Finished goods	4,709	3,605
Evaluation inventory	3,294	1,128

	$10,607	$5,412

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of
	October 31, 2014	January 31, 2014
Computer equipment	$6,582	$5,619
Lab equipment	14,480	6,517
Software	3,307	1,443
Furniture and fixtures	2,455	2,069
Leasehold improvements	8,504	8,377
Construction in progress	4,146	694
Demonstration equipment	1,087	770

Total property and equipment	40,561	25,489
Less: accumulated depreciation	(11,165)	(5,280)

Total property and equipment, net	$29,396	$20,209

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

Depreciation expense related to property and equipment was $2.2 million and $0.9 million for the three months ended October 31, 2014 and 2013, respectively, and $6.0 million and $2.4 million for the nine months ended October 31, 2014 and 2013, respectively.

6. Commitments and Contingencies

Leases

The Company leases its facilities under various noncancelable operating leases with fixed rental payments. Rent expense totaled $1.4 million and $1.0 million for the three months ended October 31, 2014 and 2013, respectively, and $3.9 million and $1.7 million for the nine months ended October 31, 2014 and 2013, respectively.

Future minimum commitments under these operating leases as of October 31, 2014 were as follows (in thousands):

Years ending January 31:
2015 (remaining three months)	$1,578
2016	5,884
2017	5,534
2018	5,573
2019	5,710
Thereafter	15,469

$39,748

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

On July 30, 2014, NetApp, the Company and the individual defendants participated in mediation of both lawsuits and are working toward a mutually agreeable resolution to these cases. The parties agreed to a standstill on discovery and other deadlines for 23 days from August 4, 2014 in both the state and federal cases, which each court has approved. This court-approved standstill has lapsed. The Company has scheduled further mediation with NetApp in April 2015. Discovery is proceeding. No trial date has been set in the state case. In the federal case, trial is scheduled for October 26, 2015.

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

7. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense related to stock options, RSUs and ESPP (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Cost of product revenue	$486	$52	$1,091	$130
Cost of support and service revenue	749	127	1,735	258
Research and development	4,595	781	10,727	1,695
Sales and marketing	7,575	850	21,160	1,971
General and administrative	4,001	455	7,419	993

Total stock-based compensation expense	$17,406	$2,265	$42,132	$5,047

In March 2014, the Company granted RSUs to certain employees, which the total shares granted will be determined based on the Company meeting certain performance thresholds for the year ending January 31, 2015. The estimated probability of the amount of shares expected to vest will be assessed for each reporting period until the total shares granted are determined. For the three and nine months ended October 31, 2014, the Company recognized $2.8 million and $5.2 million stock-based compensation, respectively, related to these RSUs which were expected to vest.

8. Income Taxes

The Company’s provision for income taxes of $219,000 and $537,000 for the three and nine months ended October 31, 2014 consisted of current foreign taxes and current state taxes. The Company’s provision for income taxes of $76,000 and $252,000 for the three and nine months ended October 31, 2013 consisted of current foreign taxes and current state taxes.

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

Revenue by country or region, based on the mailing address of the customer, for the periods presented was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
North America	$47,378	$28,430	$131,204	$72,222
EMEA	7,781	3,285	19,525	7,356
APAC	3,935	1,696	8,661	4,355
Other	2	0	14	80

Total revenue	$59,096	$33,411	$159,404	$84,013

Long-lived assets located in the following countries and regions as of each period end were as follows (in thousands):

	As of
	October 31, 2014	January 31, 2014
North America	$33,192	$24,069
Other	300	252

Total long-lived assets	$33,492	$24,321

10. Line of Credit

In October 2013, the Company entered into an agreement with Wells Fargo Bank, National Association (Wells Fargo) to provide a secured revolving credit facility (the Credit Facility) that allows the Company to borrow up to $15.0 million for general corporate purposes. There was a $0.9 million reduction of the available line related to the Letter of Credit issued in July 2014 for the Company’s new facility lease in North Carolina. As of October 31, 2014, the remaining Credit Facility available for borrowings was $14.1 million. Amounts outstanding under the Credit Facility will bear interest at Wells Fargo’s prime rate with accrued interest payable on a monthly basis. In addition, the Company is obligated to pay a commitment fee of 0.20% per annum on the unused portion of the Credit Facility, with such fee payable on a quarterly basis. As of October 31, 2014, the commitment fee was capitalized and being amortized on the Company’s consolidated balance sheet. The Credit Facility was renewed in October 2014 for an incremental two-year period and now expires in October 2016. Under the credit facility renewal, the Company granted to Wells Fargo a first priority lien in its accounts receivable and other corporate assets, agreed to not pledge its intellectual property to other parties and became subject to certain reporting and financial covenants, as follows: (1) maintain minimum tangible net worth, defined as the aggregate of total stockholders’ equity plus subordinated debt less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals, of $135 million; (2) maintain a monthly ratio of not less than 1.25 to 1.00, based on the aggregate of its cash and net accounts receivable divided by total current liabilities minus current deferred revenue. As of October 31, 2014, no amounts had been drawn against the Credit Facility.

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

We were incorporated in November 2007, and we initially focused on the development of our CASL file system software and our storage platform. We shipped our first product line, our CS200 series, in August 2010. In August 2012, we introduced our CS400 series of products and a number of scale-to-fit products, including expansion shelves and controller upgrades. In April 2013, we launched InfoSight. In addition, as of May 2014, we made our scale-out firmware release generally available to all customers with a support and services agreement. From June 2014 to October 2014, we introduced several new product lines, which include the CS700 series, CS500 series, and CS300 series. The CS500 series and CS300 series replaced certain CS400 series and CS200 series products. In addition, in October 2014, we made available Fibre Channel protocol support for the CS-series arrays. In November 2014, we launched flexible pricing and deployment models for enterprises and service providers managing storage in cloud environments. We typically recognize revenue upon the shipment of these products. We also offer support and maintenance services including InfoSight, for periods ranging from one to five years, and recognize revenue over the term of the related support and maintenance agreement.

We sell our products through our network of VARs and distributors, and also engage our end-customers through our global sales force. Our channel partners act as an extension of our sales force to market our solutions directly to end-customers and do not hold inventory. We have sales offices located in several international locations, including Australia, England, Germany and Singapore. In addition, we have sales employees located in 13 countries and distribution agreements in 21 countries. Our revenue outside North America was 20% and 15% of our total revenue for the three months ended October 31, 2014 and 2013, respectively, and was 18% and 14% of our total revenue for the nine months ended October 31, 2014 and 2013, respectively, as we increased our sales and marketing efforts on a global basis.

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

We have experienced significant growth in recent periods with total revenue of $59.1 million and $33.4 million in the three months ended October 31, 2014 and 2013, respectively, and $159.4 million and $84.0 million in the nine months ended October 31, 2014 and 2013, respectively. Our net loss was $28.4 million and $10.1 million in the three months ended October 31, 2014 and 2013, respectively, and $74.1 million and $30.0 million in the nine months ended October 31, 2014 and 2013, respectively. As our sales and customer base have grown, we have also experienced growth in our deferred revenue from $33.5 million as of January 31, 2014 to $60.5 million as of October 31, 2014. Our gross margin has decreased from approximately 65.9% for the three months ended October 31, 2013 to 65.0% for the three months ended October 31, 2014, and improved from approximately 64.0% for the nine months ended October 31, 2013 to 65.2% for the nine months ended October 31, 2014. As a percentage of total revenue, our operating expenses have increased from 97% and 99% for the three and nine months ended October 31, 2013, respectively, to 112% and 111% for the three and nine months ended October 31, 2014, respectively. As a percentage of revenue, our stock-based compensation expense has increased from 7% and 6% for the three and nine months ended October 31, 2013, respectively, to 29% and 26% for the three and nine months ended October 31, 2014, respectively.

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

Since our founding, we have invested heavily in growing our business, particularly in research and development and sales and marketing. From January 31, 2014 to October 31, 2014, our headcount has increased from 592 to 800 employees. We intend to continue to invest in development of our solutions and sales and marketing programs to drive long-term growth. To support future sales, we plan to continue to invest significant resources in sales and marketing.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(dollars in thousands)
Total revenue	$59,096	$33,411	$159,404	$84,013
Year-over-year percentage increase	77%	130%	90%	150%
Gross margin	65.0%	65.9%	65.2%	64.0%
Deferred revenue, current and non-current	60,514	26,381	60,514	26,381
Net cash used in operating activities	(6,522)	(271)	(3,233)	(8,927)
Non-GAAP Net Loss	(10,983)	(7,871)	(31,969)	(24,923)
Non-GAAP Operating Loss	(9,722)	(8,106)	(30,552)	(24,709)
Non-GAAP Operating Loss as a percentage of total revenue	(16)%	(24)%	(19)%	(29)%
Adjusted EBITDA	(8,622)	(6,860)	(25,480)	(22,250)

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

Reconciliations of Non-GAAP Net Loss and Adjusted EBITDA to net loss and Non-GAAP Operating Loss to operating loss are provided below:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(in thousands)
Net loss	$(28,389)	$(10,136)	$(74,101)	$(29,970)
Stock-based compensation expense	17,406	2,265	42,132	5,047

Non-GAAP Net Loss	$(10,983)	$(7,871)	$(31,969)	$(24,923)

Interest income, net	(71)	(5)	(89)	(27)
Provision for income taxes	219	76	537	252
Depreciation	2,213	940	6,041	2,448

Adjusted EBITDA	$(8,622)	$(6,860)	$(25,480)	$(22,250)

Loss from operations	$(27,128)	$(10,371)	$(72,684)	$(29,756)
Stock-based compensation expense	17,406	2,265	42,132	5,047

Non-GAAP Operating Loss	$(9,722)	$(8,106)	$(30,552)	$(24,709)

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

Other expense, net consists primarily of gains and losses from foreign currency transactions and revaluation of non-U.S. dollar denominated assets and liabilities.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$51,126	$29,884	$139,484	$75,650
Support and service	7,970	3,527	19,920	8,363

Total revenue	59,096	33,411	159,404	84,013
Cost of revenue:
Product(1)	16,410	9,320	44,218	24,695
Support and service(1)	4,254	2,069	11,297	5,535

Total cost of revenue	20,664	11,389	55,515	30,230
Total gross profit	38,432	22,022	103,889	53,783
Operating expenses:
Research and development(1)	19,679	9,361	51,313	23,737
Sales and marketing(1)	36,994	19,902	102,835	51,330
General and administrative(1)	8,887	3,130	22,425	8,472

Total operating expenses	65,560	32,393	176,573	83,539

Loss from operations	(27,128)	(10,371)	(72,684)	(29,756)
Interest income, net	71	5	89	27
Other income (expense), net	(1,113)	306	(969)	11

Loss before provision for income taxes	(28,170)	(10,060)	(73,564)	(29,718)
Provision for income taxes	219	76	537	252

Net loss	$(28,389)	$(10,136)	$(74,101)	$(29,970)

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$486	$52	$1,091	$130
Cost of support and service revenue	749	127	1,735	258
Research and development	4,595	781	10,727	1,695
Sales and marketing	7,575	850	21,160	1,971
General and administrative	4,001	455	7,419	993

Total stock-based compensation expense	$17,406	$2,265	$42,132	$5,047

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Revenue:
Product	87%	89%	88%	90%
Support and service	13	11	12	10

Total revenue	100	100	100	100
Cost of revenue:
Product	28	28	28	29
Support and service	7	6	7	7

Total cost of revenue	35	34	35	36
Total gross profit	65	66	65	64
Operating expenses:
Research and development	34	28	32	28
Sales and marketing	63	60	65	61
General and administrative	15	9	14	10

Total operating expenses	112	97	111	99

Loss from operations	(47)	(31)	(46)	(35)
Interest income, net	0	0	0	0
Other income (expense), net	(2)	1	(1)	0

Loss before provision for income taxes	(49)	(30)	(47)	(35)
Provision for income taxes	0	0	0	1

Net loss	(49)%	(30)%	(47)%	(36)%

Comparison of the Three and Nine Months Ended October 31, 2014 and 2013

Revenue

	Three Months Ended October 31,				Nine Months Ended October 31,
	2014	2013	Change		2014	2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Revenue:
Product	$51,126	$29,884	$21,242	71%	$139,484	$75,650	$63,834	84%
Support and service	7,970	3,527	4,443	126	19,920	8,363	11,557	138

Total revenue	$59,096	$33,411	$25,685	77%	$159,404	$84,013	$75,391	90%

Total revenue increased by $25.7 million, or 77%, during the three months ended October 31, 2014 compared to the three months ended October 31, 2013. Total revenue increased by $75.4 million, or 90%, during the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013. The revenue growth reflects increased demand for our storage products and related support and service. The increase in product revenue was driven by higher sales of our storage products to existing and new end-customers, expansion into Global 5000 enterprises and cloud service providers, and international expansion. We acquired 2,202 new end-customers from October 31, 2013 to October 31, 2014. The increase in support and service revenue was driven by higher product sales and the resulting expansion of our installed base of end customers.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,				Nine Months Ended October 31,
	2014	2013	Change		2014	2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$16,410	$9,320	$7,090	76%	$44,218	$24,695	$19,523	79%
Support and service	4,254	2,069	2,185	106	11,297	5,535	5,762	104

Total cost of revenue	$20,664	$11,389	$9,275	81%	$55,515	$30,230	$25,285	84%

Gross margin	65.0%	65.9%			65.2%	64.0%

Cost of revenue increased by $9.3 million, or 81%, during the three months ended October 31, 2014 compared to the three months ended October 31, 2013. The increase in cost of product revenue was driven primarily by higher product sales. The increase in cost of product revenue was also impacted by higher costs of $0.9 million in our manufacturing operations, primarily driven by personnel costs associated with increased headcount. The increase in cost of support and service revenue was primarily attributable to higher costs of $1.9 million in our global customer support organization primarily driven by personnel costs associated with increased headcount and increase in allocated overhead resulting from higher facilities utilization.

Cost of revenue increased by $25.3 million, or 84%, during the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013. The increase in cost of product revenue was driven primarily by higher product sales. The increase in cost of product revenue was also impacted by higher costs of $2.3 million in our manufacturing operations, primarily driven by personnel costs associated with increased headcount and increase in allocated overhead resulting from higher facilities utilization. The increase in cost of support and service revenue was primarily attributable to higher costs of $4.9 million in our global customer support organization primarily driven by personnel costs associated with increased headcount and increase in allocated overhead resulting from higher facilities utilization.

Gross margin decreased from 65.9% during the three months ended October 31, 2013 to 65.0% during the three months ended October 31, 2014, which was mainly driven by higher stock based compensation expense, partially offset by improvement due to continuing operational leverage and economies of scale from our support organization. Gross margin increased from 64.0% during the nine months ended October 31, 2013 to 65.2% during the nine months ended October 31, 2014. Our gross margin improvement from prior year was driven by increases in both product and support and service margins. Product gross margin increased by 0.9 percentage points from 67.4% to 68.3% during the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013. The majority of the improvement in product gross margin from prior year was due to continuing operational leverage and efficiencies in our supply chain infrastructure as well as improving manufacturing yield and quality. Support and service gross margin increased by 9.5 percentage points from 33.8% to 43.3% during the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013. The improvements in support and service gross margin from prior year were driven by increased revenue from our larger base of end customers and economies of scale from our support organization, which includes leveraging the automation capabilities of InfoSight.

Operating Expenses

	Three Months Ended October 31,				Nine Months Ended October 31,
	2014	2013	Change		2014	2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$19,679	$9,361	$10,318	110%	$51,313	$23,737	$27,576	116%
Sales and marketing	36,994	19,902	17,092	86	102,835	51,330	51,505	100
General and administrative	8,887	3,130	5,757	184	22,425	8,472	13,953	165

Total operating expenses	$65,560	$32,393	$33,167	102%	$176,573	$83,539	$93,034	111%

Includes stock-based compensation expense of:
Research and development	$4,595	$781	$3,814	488%	$10,727	$1,695	$9,032	533%
Sales and marketing	7,575	850	6,725	791	21,160	1,971	19,189	974
General and administrative	4,001	455	3,546	779	7,419	993	6,426	647

Total	$16,171	$2,086	$14,085	675%	$39,306	$4,659	$34,647	744%

Research and Development

Research and development expense increased by $10.3 million, or 110%, during the three months ended October 31, 2014 compared to the three months ended October 31, 2013. The increase was primarily due to a $8.4 million increase in personnel costs, including stock-based compensation, resulting from headcount growth to support further development of our storage products, $0.8 million increase in allocated overhead resulting from higher facilities utilization, and $0.5 million increase in depreciation expense from property and equipment purchases as we further invested in our laboratory and test infrastructure.

Research and development expense increased by $27.6 million, or 116%, during the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013. The increase was primarily due to a $21.2 million increase in personnel costs, including stock-based compensation, resulting from headcount growth to support further development of our storage products, $3.2 million increase in allocated overhead resulting from higher facilities utilization, $1.1 million increase in depreciation expense from property and equipment purchases as we further invested in our laboratory and test infrastructure, and $0.7 million increase in non-recurring engineering design work expense relating to future products.

Sales and Marketing

Sales and marketing expense increased by $17.1 million, or 86%, during the three months ended October 31, 2014 compared to the three months ended October 31, 2013. The increase was primarily due to a $12.5 million increase in personnel costs, including stock-based compensation, resulting from headcount growth, a $1.7 million increase in commission expense related to higher sales, a $1.1 million increase in advertising and tradeshow expenses, a $1.0 million increase in travel and entertainment expenses, and a $0.5 million increase in allocated overhead resulting from higher facilities utilization.

Sales and marketing expense increased by $51.5 million, or 100%, during the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013. The increase was primarily due to a $36.2 million increase in personnel costs, including stock-based compensation, resulting from headcount growth, a $5.4 million increase in commission expense related to higher sales, a $2.9 million increase in travel and entertainment expenses, a $2.7 million increase in advertising and tradeshow expenses, and a $2.0 million increase in allocated overhead resulting from higher facilities utilization.

General and Administrative

General and administrative expense increased by $5.8 million, or 184%, during the three months ended October 31, 2014 compared to the three months ended October 31, 2013. The increase was primarily due to a $5.1 million increase in personnel costs, including stock-based compensation expense, resulting from headcount growth, and a $0.3 million increase in expensed software costs.

General and administrative expense increased by $14.0 million, or 165%, during the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013. The increase was primarily due to a $10.2 million increase in personnel costs, including stock-based compensation expense, resulting from headcount growth, a $1.2 million increase in legal costs, a $0.8 million increase in expensed software costs, a $0.8 million increase in accounting and audit costs and a $0.5 million increase in spending on consulting resources and professional services.

Interest Income and Other Income (Expense), Net

	Three Months Ended October 31,				Nine Months Ended October 31,
	2014	2013	Change		2014	2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Interest income, net	$71	$5	$66	1,320%	$89	$27	$62	230%
Other income (expense), net	(1,113)	306	(1,419)	(464)%	(969)	11	(980)	(8,909)%

Other income (expense), net consisted primarily of gains (losses) from the remeasurement of our foreign currency denominated assets. During the three and nine months ended October 31, 2014 we had a loss from the remeasurement of our foreign currency denominated assets compared to a gain during the three and nine months ended October 31, 2013, respectively. This resulted from higher non-U.S. dollar denominated net asset balances due to increased international expansion, and the appreciation of the U.S. dollar against the Euro, British pound sterling, Australian dollar, and Canadian dollar.

Provision for Income Taxes

	Three Months Ended October 31,				Nine Months Ended October 31,
	2014	2013	Change		2014	2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Provision for income taxes	$219	$76	$143	188%	$537	$252	$285	113%

The increase in the provision for income taxes during the three and nine months ended October 31, 2014 compared to the three and nine months ended October 31, 2013 was primarily due to an increase in foreign taxes related to intercompany cost plus agreements with our international subsidiaries.

Liquidity and Capital Resources

	As of
	October 31, 2014	January 31, 2014
	(in thousands)
Cash and cash equivalents	$204,956	$208,486

	Nine Months Ended October 31,
	2014	2013
	(dollars in thousands)
Cash used in operating activities	$(3,233)	$(8,927)
Cash used in investing activities	(12,932)	(12,025)
Cash provided by financing activities	12,733	6,415
Foreign exchange impact on cash and cash equivalents	(98)	51

Net decrease in cash and cash equivalents	$(3,530)	$(14,486)

Other Financial and Operational Metrics:
Days Sales Outstanding	38	42
Days Sales Inventory (1)	41	47

(1)	Average number of days we hold our inventory before sale. This is calculated by taking the average between beginning and ending inventory divided by total cost of revenue excluding stock-based compensation for the periods presented.

At October 31, 2014, our cash and cash equivalents were $205.0 million, of which approximately $4.8 million was held outside of the United States and not immediately available to fund domestic operations and obligations. We do not enter into investments for trading or speculative purposes.

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

Operating Activities

During the nine months ended October 31, 2014, cash used in operating activities was $3.2 million. The primary factors affecting our cash flows from operations during this period were our net loss of $74.1 million, partially offset by non-cash charges of $42.1 million for stock-based compensation and $6.0 million for depreciation of our property and equipment, and net cash flows of $23.0 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was a $27.0 million increase in deferred revenue due to higher sales of support and service contracts, and a $19.3 million increase in accounts payable and accrued liabilities as a result of increase in inventory purchases and timing of payments. This was partially offset by the increase of $17.0 million in accounts receivable which was attributable to increased sales, and a $4.7 million increase in inventories as a result of increased purchases to meet higher overall demand for our storage products and higher purchases of raw materials and service inventories required to manufacture and support our new products. We expect operating cash flows to continue to be affected by timing of sales and timing of collections.

During the nine months ended October 31, 2013, cash used in operating activities was $8.9 million. The primary factors affecting our cash flows during this period were our net loss of $30.0 million, partially offset by non-cash charges of $5.0 million for stock-based compensation, $2.4 million for depreciation of our property and equipment, and net cash flows of $13.3 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was a $15.5 million increase in deferred revenue due to higher sales of support and service contracts and a $5.8 million increase in accounts payable and accrued liabilities due to higher personnel costs and third-party professional fees for business growth and IPO preparation. This was partially offset by a $3.0 million increase in accounts receivable which was attributable to increased sales, and a $1.7 million increase in inventories as a result of increased purchases to meet higher overall demand for our storage products and higher purchases of raw materials and service inventories required to manufacture and support our new products.

Investing Activities

Cash used in investing activities during the nine months ended October 31, 2014 was $12.9 million, primarily resulting from $12.8 million used to purchase property and equipment due to an increase in expansion of our research and development and overall infrastructure. We expect to continue to make such purchases to support continued growth of our business.

Cash used in investing activities for the nine months ended October 31, 2013 was $12.0 million, primarily resulting from $8.2 million used for the purchase of property and equipment, and a $3.9 million increase in restricted cash related to our facility lease agreement of our corporate headquarters that requires us to maintain a letter of credit with the landlord.

Financing Activities

Cash provided by financing activities for the nine months ended October 31, 2014 was $12.7 million, primarily resulting from $9.2 million of proceeds from issuance of common stock under our employee stock purchase plan, and $4.8 million of proceeds from the exercise of stock options, net of repurchases of unvested early exercised shares, partially offset by $1.2 million payment of issuance costs related to our initial public offering in December 2013.

During the nine months ended October 31, 2013, financing activities provided $6.4 million in cash, due to $4.8 million of proceeds from the exercise of stock options, net of repurchases of unvested early exercised shares, and $1.6 million from the repayment of two stockholder loans.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments for the nine months ended October 31, 2014, as compared to the contractual obligations and commitments described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

Off-Balance Sheet Arrangements

As of October 31, 2014 and January 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Segment Information

We have one primary business activity and operate in one reportable segment.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars with a number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, Australian dollar, Canadian dollar and Euro. The combination of our higher non-U.S. dollar denominated net asset balances from increased international expansion, primarily in our U.S. entity, and the appreciation of the U.S. dollar caused us to recognize transaction losses of $1,113,000 and transaction gains of $306,000 during the three months ended October 31, 2014 and 2013, respectively, and transaction losses of $968,000 and transaction gains of $12,000 during the nine months ended October 31, 2014 and 2013, respectively. In November 2014, we entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to three months in original maturity. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact hedging activities could have on our results of operations.

Interest Rate Risk

We had cash and cash equivalents of $205.0 million as of October 31, 2014, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended October 31, 2014 from those disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended January 31, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 (d) and 15d-15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 30, 2014, we participated in mediation of both lawsuits with NetApp and the individual defendants and we are working toward a mutually agreeable resolution to these cases. The parties agreed to a standstill on discovery and other deadlines for 23 days from August 4, 2014 in both the state and federal cases, which each court has approved. The court-approved standstill has lapsed. We have scheduled further mediation with NetApp in April 2015. Discovery is proceeding. No trial date has been set in the state case. In the federal case, trial is scheduled for October 26, 2015.

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

We have incurred net losses in all fiscal years since our inception, including net losses of $16.8 million, $27.9 million, $43.1 million and $74.1 million in the years ended January 31, 2012, 2013 and 2014 and the nine months ended October 31, 2014. As of October 31, 2014, we had an accumulated deficit of $175.2 million. We anticipate that we will continue to operate in a net loss position for the foreseeable future as we continue to develop our technology, enhance our product and service offerings, expand our sales channels, expand our operations and hire additional employees. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. In future periods, our profitability could be adversely affected for a number of possible reasons, including slowing demand for our products or services, increasing competition, changes in the way storage services are consumed, a decrease in the growth of the storage market or general economic conditions. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may suffer.

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

Because of our limited visibility into end-customer demand, our ability to accurately forecast our future revenue is limited. We sell our products primarily through our network of channel partners that accounted for 82%, 89%, 92% and 98% of our total revenue in the years ended January 31, 2012, 2013 and 2014 and the nine months ended October 31, 2014. We place orders with our third-party manufacturer based on our forecasts of our end-customers’ requirements and forecasts provided by our channel partners. These forecasts are based on multiple assumptions, each of which might cause our estimates to be inaccurate, affecting our ability to provide products to our end-customers. When demand for our products increases significantly, we may not be able to meet it on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs to accelerate the manufacture and delivery of additional products. If we or our channel partners underestimate end-customer demand, we may forego revenue opportunities, lose market share and damage our end-customer relationships. Conversely, if we overestimate demand for our products and consequently purchase significant amounts of components or hold inventory, we could incur additional costs and potentially incur related charges, which could adversely affect our operating results.

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

In the first quarter of this fiscal year, we completed the transition of our manufacturing activities from two third-party manufactures to one, Flextronics. Our reliance on this third-party manufacturer reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs and product supply and timing. Any manufacturing disruption by Flextronics could severely impair our ability to fulfill orders. Our current agreement with Flextronics, which is terminable at will or upon short notice by Flextronics, does not contain any minimum commitment to manufacture our products, and any orders are fulfilled only after a purchase order has been delivered and accepted. As a result, Flextronics may stop taking new orders or fulfilling our orders on short notice or limiting our allocations of products. Moreover, our orders represent a relatively small percentage of the overall orders received by Flextronics from its customers; therefore, fulfilling our orders may not be a priority in the event Flextronics is constrained in its ability to fulfill all of its customer obligations. If we are unable to manage our relationship with Flextronics effectively, or if Flextronics suffers delays or disruptions for any reason, experiences increased manufacturing lead-times, capacity constraints or quality control problems in its manufacturing operations, limits our allocations of products, stops taking new orders or fulfilling our orders on short notice, or otherwise fails to meet our future requirements for timely delivery, our ability to ship products to our end-customers would be impaired, and our business and operating results would be harmed.

Our business and operations have experienced rapid growth in recent periods. If we do not effectively manage any future growth or are unable to improve our systems and processes, our operating results could be harmed.

We have experienced rapid growth over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount significantly over the next 12 months. For example, from January 31, 2011 to October 31, 2014, our headcount increased from 47 to 800 employees. Since we initially launched our products in August 2010, our number of end-customers has grown to 4,319 as of October 31, 2014. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational and financial resources.

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

Our directors and executive officers, together with their affiliates, beneficially own, in the aggregate, 52% of our outstanding common stock as of November 30, 2014. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the third quarter of the year ending January 31, 2015, we repurchased the following shares of common stock from former employees by exercising our right to repurchase unvested shares upon termination of employment at a price equal to the lower of the fair market value on the repurchase date or the original exercise price paid for such shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2014 to August 31, 2014	3,646	$3.74	N/A	N/A
September 1, 2014 to September 30, 2014	14,292	3.74	N/A	N/A
October 1, 2014 to October 31, 2014	5,958	3.74	N/A	N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.3#	2013 Equity Incentive Plan, as amended and restated on May 23, 2014, and forms of award agreements.

10.4	Third Amendment to Credit Agreement, dated September 19, 2014, by and between the Company and Wells Fargo Bank, National Association.

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Represents a management contract or compensatory plan.
*	These exhibits are furnished and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Nimble Storage, Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on the 12th day of December, 2014.

NIMBLE STORAGE, INC.

By:	/s/ Anup Singh
Anup Singh Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)