Form 10-K
period 2015-01-31
Nimble Storage Inc
filed 2015-04-02
CIK 1452751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting Company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant on July 31, 2014, based on the closing price of $25.88 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $25.6 million. Shares of common stock held by each executive officer, director and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common equity.

As of March 25, 2015, there were approximately 77.5 million shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended January 31, 2015.

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

ITEM 1. BUSINESS

Overview

Our continuing mission is to engineer and deliver the industry’s most efficient data storage platform. Our Adaptive Flash platform, comprising our CASL flash-optimized file system and our InfoSight cloud-based management software, is delivered as CS-series storage arrays coupled with support services and InfoSight subscription services. It enables IT organizations to accurately predict, manage and deliver the storage required to improve business applications and workloads across their IT environments. There are five foundational benefits that the Adaptive Flash platform provides to IT organizations:

1.	Accelerate the performance of business-enabling applications while simultaneously lowering the cost of capacity associated with storing application data.

2.	Scale storage performance and capacity in line with changing application and user requirements, such that our customers can start with an initial foot-print and scale to very large environments in terms of performance and capacity, in small granular increments without disrupting applications.

3.	Safeguard applications and their associated data with integrated data protection and enterprise-grade reliability to prevent application outages and data loss.

4.	Simplify storage environments with InfoSight. InfoSight is a cloud-based software solution that uses deep data analytics to address customers’ storage management and support needs. It provides IT administrators with actionable intelligence to monitor their storage arrays, preempt support issues, maintain storage health, accurately forecast capacity and performance needs and benefit from best practices gleaned from our entire installed base of customers.

5.	Speed up deployments by leveraging our SmartStack Integrated Infrastructure Solutions. Nimble SmartStack solutions comprise our storage arrays and software combined with partners’ compute, networking and software technologies in the form of reference architectures and best practices for specific workload environments.

Collectively, the Nimble Adaptive Flash platform enables IT organizations to build and manage a more responsive and agile storage environment to keep pace with their rapidly changing business requirements.

Our customer base includes mid-sized enterprises, large global enterprises and cloud-based service providers. Our storage systems and software effectively improve a broad range of business applications and workloads, including virtual desktops, databases, email, collaboration and data analytics. Since shipping our first product in August 2010, our end-customer base has grown rapidly. We had over 40, 270, 1,090, 2,640 and 4,970 end-customers as of January 31, 2011, 2012, 2013, 2014 and 2015. Our end-customers span a range of industries including cloud-based service providers, education, financial services, healthcare, manufacturing, state and local government and technology.

We sell our products and services through a global network of value added resellers and distributors, and also engage our end-customers through our global sales force.

Our Strategy

Our growth strategies include the following:

Extend Our Technology Leadership.    We believe that we are disrupting the storage market with our technology platform and our approach to cloud-based management and automation software. We intend to extend our technology leadership by continuing to innovate and invest in research and development to expand the capabilities of our platform into adjacent markets and deliver a broader range of cloud-based management services. To this end, our team of technology experts remains committed to expanding upon the functionality of both CASL and InfoSight in order to address the evolving requirements of the storage market.

Drive Greater Penetration into Our Installed Base of End-Customers.    Our installed base of over 4,970 end-customers as of January 31, 2015 provides us a strong foundation in which to drive incremental sales through our “land and expand” model. In the years ended January 31, 2013, 2014 and 2015, approximately 25%, 34% and 41% of the dollar amounts of orders received were from existing end-customers. Our end-customers often deploy Nimble to support a specific application, which may account for only a portion of their overall storage environment and requirements. As we successfully demonstrate the value and benefits of our products, we will continue to help our end-customers migrate additional workloads and applications onto our Adaptive Flash storage platform. We also plan to continue to leverage the predictive capabilities of InfoSight to help our end-customers identify potential expansion opportunities in their storage environments, thereby driving greater share-of-wallet with our customers.

Expand and Deepen Our Channel Presence to Accelerate New Customer Acquisition.    We have carefully and systematically cultivated a global channel partner network that has proven a key contributor to our rapid customer growth. To improve the efficiency and reach of our sales channels, we are evolving our distribution model to contract directly with large distributors. We intend to expand and deepen our value added reseller network across a broad range of industries and geographies to improve our penetration of the storage market in the United States and to continue to grow sales globally.

Continue to Build Our Sales Organization to Fuel Our Growth and Acquire New Customers.    We intend to continue to invest in our global sales organization to drive efficient acquisition of new customers. Our focus is on acquiring mid-sized enterprises, large global enterprises and cloud service providers as customers, spanning a broad spectrum of industries and geographies. We will continue to expand our sales organization with additional teams focused on sales into territories, sales to named enterprises, government sales, and teams supporting our channel partners. We also believe we have significant opportunities for international expansion and are continuing to invest in key priority markets.

Expand Our Integration with Technology Alliance Partners.    We have invested heavily in integration with applications, hypervisors and servers to make it faster and easier for customers to deploy our storage systems. Through our SmartStack reference architecture initiative, we work closely with leading industry players to provide our customers with integrated solutions to minimize interoperability and integration challenges. Our technology partners include Cisco, Citrix, CommVault, Microsoft, Oracle, SAP, Splunk, Veeam and VMware. We intend to continue to develop SmartStack solutions with our existing technology partners, as well as invest in new technology alliances.

Technology

Our team of storage and software technology experts engineered the Adaptive Flash platform to leverage the performance of flash and the capacity of disk and to improve business applications and simplify IT operations. We believe our key technological differentiator is the software that underpins our platform—our disruptive CASL file system software and our InfoSight cloud-based management software.

Cache Accelerated Sequential Layout (CASL) File System

CASL was engineered to work with commodity flash memory as well as dense, low revolutions-per-minute, or RPM, HDDs. As a result, CASL enables our customers to achieve the performance and capacity requirements of mainstream enterprise applications in a cost effective and compact footprint.

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

Dynamic Caching.    CASL allows for significantly higher throughput and lower latency reads than existing platforms. It leverages a large flash read cache based on commodity SSDs, while intelligently managing the SSD’s performance and endurance, thereby avoiding premature wear of the SSDs. If application patterns change, an intelligent block level index tracks and promotes active data, nearly instantaneously to flash. Compared to architectures that use flash as a tier of data, CASL is significantly more cost-effective in its use of flash because it compresses the data on flash, has been designed to use inexpensive consumer-grade SSDs and eliminates the need for redundant provisioning for data protection. Finally, CASL is more responsive to workload changes and can promote active data at levels as low as 4KB granularity within milliseconds, as opposed to tiered approaches which must move data up and down in megabyte or even gigabyte-sized chunks, often taking hours or days to rebalance tiers.

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

Scalability.    Our Adaptive Flash platform enables efficient and non-disruptive scaling of both performance and capacity, enabling customers to increase performance or capacity incrementally, which generally eliminates the need for large up-front investments. For increased performance, customers can upgrade controllers for higher throughput and IOPS and upgrade SSDs to accommodate larger amounts of active data. For increased capacity, customers can add additional expansion shelves of HDDs. Our platform can also linearly scale both performance and capacity beyond a single system by combining multiple systems into one centrally-managed scale-out storage cluster. We designed our systems so that these upgrades can be done non-disruptively, generally without taking our systems out of service.

InfoSight

Our InfoSight cloud-based management software enables us and our customers to proactively manage and support their storage infrastructure from the cloud.

InfoSight is powered by thousands of telemetry sensors that make available over 70 million data points per system per day to our cloud-based InfoSight Engine. Telemetry sensors provide detailed statistics about the health, performance and ongoing operation of our storage systems and their surrounding environments. These sensors allow us and our customers to proactively identify and diagnose potential issues with our systems, often before they impact our customers. The InfoSight Engine applies deep-data analytics to deliver predictive capacity and performance forecasts and systems modeling to us and our customers, improving both our support functions and the storage management experience for our users. We believe the robust, proactive capabilities of InfoSight differentiate our solution from competitive offerings in the marketplace. The InfoSight Portal is a web-based customer portal that provides customers with real-time insights and actionable information that enable them to adhere to storage best practices and to make intelligent decisions about how to evolve their storage environments to support ever-changing workloads. For the second half of the year ended January 31, 2015, the automated Proactive Wellness support capability allowed us to detect approximately 92% of all support issues and automatically resolve approximately 83% of these cases without requiring a single interaction with our customer support team. This level of support automation not only improves customer satisfaction but also enhances the efficiency of our support organization.

Products

Our storage systems are optimized for the mainstream IT applications used by mid-sized enterprises, large global enterprises and cloud-based service providers. We offer a CS-Series of systems with a range of capacities and processing power. Our systems provide adaptive performance for high-I/O applications and high-capacity environments, including Exchange, Oracle, SharePoint, SQL Server, virtual desktop infrastructure, or VDI, and server virtualization. We package our CASL file system software with all of our systems and offer InfoSight as a service to all our customers.

Nimble Storage Array (CS Series)

Our products include:

☐	The CS210 and CS215. The CS210 was first introduced in 2011 and the CS215 was first introduced in 2014 to provide value and performance for small to medium-sized IT organizations or remote offices, for workloads such as Microsoft Exchange, database applications and VDI.

☐	The CS300. The CS300 Series systems were introduced in 2014 and are ideal for midsize IT organizations or distributed sites of larger organizations. The CS300 offers the best capacity per dollar for workloads like Microsoft applications, VDI, and virtual server consolidation. The CS300 delivers 1.6x more IOPS than the CS215.

☐	The CS500. The CS500 Series systems were introduced in 2014 and offer advanced performance for larger-scale deployments or IO-intensive workloads, like larger-scale VDI, and Oracle and SQL Server databases, and provides the best performance and IOPS per dollar. The CS500 achieves 5x the performance of the CS215.

☐	The CS700. The CS700 Series systems were introduced in 2014 and are designed for consolidating multiple large-scale critical applications with aggressive performance demands. The CS700 delivers approximately 7x the IOPS of the CS215.

All of our arrays support the iSCSI storage protocol. Fibre Channel protocol support is available with the CS300, CS500 and CS700. At the end of Q3, we introduced Fibre Channel protocol support. As of January 31, 2015, we had 83 customers deploying our Fibre Channel CS-series arrays. These customers span a broad mix of industries and a broad spectrum of workloads.

☐	ES-1 Expansion Shelves. Our ES-1 Expansion Shelves deliver cost effective capacity expansion for the CS Series arrays.

☐	All-Flash Shelf. Our All-Flash Shelf, introduced in 2014, provides the flexibility to scale flash gradually up to 32 TBs per node, or 128 TBs in a four-node scale-out cluster, delivering significant flash density and performance.

CS-series systems interoperate with a wide range of servers, software applications, operating systems and hypervisors, including those from Cisco, Citrix, Microsoft, Oracle and VMware. We have also developed a series of pre-validated reference architectures called SmartStack with these industry partners. Our systems also interoperate with leading backup software applications, and in some cases offer deep integration with backup software such as CommVault Simpana.

Key technical attributes of our product offerings are outlined in the table:

Extreme Performance Family						Ultimate Performance Scale-out Cluster[1,7]
Nimble CS-Series Array	CS700					4x CS700
Raw Disk Capacity, Base (TB)²	12	24	36	48	72	1,640
Min. Usable Capacity (TB)[4]	8	16	25	33	50	1,280
Effective Capacity, Base (TB)²	8 - 16	16 - 32	25 - 50	33 - 66	50 - 100	1280 - 2560
Effective Capacity, Maximum (TB)[2,3,5]	556	572	590	606	640	2,560
Max Number of Disk Expansion Shelves	Up to 6					24
Base/Max Flash Capacity per Array (GB)	3,200 / 6,400					25,600
Max Flash Capacity with All-Flash Shelf (GB)	32,000					166,400
Power Requirement (Watts)	650					13,000

High Performance Family
Nimble CS-Series Array	CS500
Raw Disk Capacity, Base (TB)²	12	24	36	48	72
Min. Usable Capacity (TB)[4]	8	16	25	33	50
Effective Capacity, Base (TB)²	8 - 16	16 - 32	25 - 50	33 - 66	50 - 100
Effective Capacity, Maximum (TB)[2,3,5]	556	572	590	606	640
Max Number of Disk Expansion Shelves	Up to 6
Base/Max Flash Capacity per Array (GB)	1,200 to 6,400
Max Flash Capacity with All-Flash Shelf (GB)	32,000
Power Requirement (Watts)	600

Base Performance Family						Value Array Family
Nimble CS-Series Array	CS300					CS210	CS215
Raw Disk Capacity, Base (TB)²	12	24	36	48	72	8	12
Min. Usable Capacity (TB)[4]	8	16	25	33	50	4	8
Effective Capacity, Base (TB)²	8 - 16	16 - 32	25 - 50	33 - 66	50 - 100	4-8	8 - 16
Effective Capacity, Maximum (TB)[2,3,5]	556	572	590	606	640	98	106
Max Number of Disk Expansion Shelves	Up to 6					1	1
Base/Max Flash Capacity per Array (GB)	640 to 3,200					160 to 640	320 to 1,200
Max Flash Capacity with All-Flash Shelf (GB)	16,000					N/A	N/A
Power Requirement (Watts)	500					450	500

	HDD EXPANSION SHELVES					SSD EXPANSION SHELF
	ES1-H25	ES1-H45	ES1-H65	ES1-H85		ES1-AFS
Raw Disk Capacity (TB)²	15	30	45	60		N/A
Min. Usable Capacity (TB)[4]	11	23	34	45		N/A
Effective Capacity, Maximum (TB)[2,5]	11 - 22	23 - 46	34 - 68	45 - 90		N/A
Flash Capacity (GB)	160	300	600	1,600		Up to 25.6TB
SAS Connectivity Per Controller	2 x 6Gb SAS (2 modules/shelf)					2x 6Gb SAS (2 modules/shelf)
Power Requirement (Watts)	400					200

	Supported Protocols and Network Connectivity
	CS700	CS500	CS300	CS215	CS210
Supported Protocols	iSCSI Fibre Channel	iSCSI Fibre Channel	iSCSI Fibre Channel	iSCSI	iSCSI
NUMBER OF AVAILABLE INTERFACE CARDS (per array controller)	3	3	3	2	2
Dual-port 1GbE (on board)[6]	1 (included)	1 (included)	1 (included)	1 (included)	1 (included)
Dual-port 1GbE (optional)	N/A	2 only	2 only	1 (included)	1 (included)
Dual-port 10GbaseT (optional)	1 or 2	1 or 2	1 or 2	1 only	N/A
Dual-port 10GbE SFP+ (optional)	1 or 2	1 or 2	1 or 2	1 only	N/A
Dual-port 16Gb FC (optional)	2 or 3	1 or 2	1 only	N/A	N/A
On-Board 6Gb SAS Connectivity Per Controller	2x 4 lane	2x 4 lane	2x 4 lane	1x 4 lane	1x 4 lane

Physical and Environmental Specifications

Dimensions	5.2"H x 17.2"W x 26.5"D
13.2 cm x 43.7 cm x 67.3 cm
3 Rack Units

Weight	76 lbs. / 34.5 kg
Weight (All-Flash Shelf)	55 lbs. / 25 kg
Operating Temperature	10 - 35° C (50 - 95° F)
Non-Operating Temperature	0° C - 40° C (32° F - 104° F)
Operating Humidity	8 - 90%
Non-operating Humidity	5 - 95%

NOTES

1.	Maximum performance configuration consists of 4x CS700 arrays, each with ES1-AFS All-Flash expansion shelf and 6x ES1-H85 capacity expansion shelves.

2.	Raw and effective capacities are calculated using Base 10 (i.e., 1 TB = 1,000,000,000,000 bytes) after excluding space for parity, spares, and system overhead; the range represents 0 to 2x compression.

3.	Maximum capacity is the capacity of the base array and maximum number of expansion shelves

4.	Minimum usable capacity denotes the base capacity available to users once parity, spares and system overhead are deducted from overall raw capacity. Compression increases overall effective capacity.

5.	Compression rates vary across applications. 2x compression factor reflected in upper range of effective capacity (based on actual compression rates seen by customers.)

6.	Each array controller has 2x 1GbE ports built in. Additional network interface options vary, per array family.

7.	Max flash capacity shown accounts for SSD capacity included with each ES1 expansion shelf.

Customers

Our target customers are mid-sized and large global enterprises and cloud-based service providers. Our end-customer base has grown by more than 2,330 end-customers over the past year to over 4,970 globally as of January 31, 2015. We sell to end-customers across multiple verticals, including cloud-based service providers, education, financial services, healthcare, manufacturing, state and local government and technology. We did not have any end-customers that represented more than 10% of our total revenue in the years ended January 31, 2013, 2014 and 2015. In the year ended January 31, 2013, one of our distributors accounted for more than 10% of our total revenue. During the year ended January 31, 2014, we consolidated the majority of our North American sales to two distributors, one of which accounted for more than 10% of our total revenue in the year ended January 31, 2014. In the year ended January 31, 2015, each of these two distributors individually accounted for more than 10% of our total revenue.

Customer Service and Support

We combine industry standard product technical support and maintenance with our cloud-based InfoSight and Proactive Wellness support services to deliver an innovative approach to monitoring, diagnostics, support case resolution and capacity planning. We include technical support, maintenance, InfoSight and Proactive Wellness in all purchased support plans.

Cloud-Based InfoSight and Proactive Wellness.    We leverage our cloud-based, multi-tenant management software, InfoSight, to transform our customer support function. Through InfoSight and Proactive Wellness, each of our storage systems provides an active monitoring system that automatically detects and notifies us of support problems, enabling us to address customer problems quickly. This cloud-based approach allows our customer support personnel and data scientists to use the gathered telemetry data to predict potential problems, quickly resolve support cases and proactively manage performance and capacity requirements of our customers. We believe the data models developed by our data scientists and our database of telemetry data enable us to provide better support that is more efficient for us and our end-customers. In addition, through InfoSight, we offer the ability for customers to improve storage capacity and performance on their own. We have found this has the combined effect of improved customer satisfaction, but also increases the productivity of our customer support personnel who can be focused on proactive problem resolution.

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

Customer Community.    The support capabilities we offer are complemented by NimbleConnect, an active online community of our users, partners and product experts worldwide. Here they can ask questions, engage and get answers from other users as well as our employees. They can also share experiences, insights from their own InfoSight results and best practices with our other users.

Sales and Marketing

Sales.    Our sales organization is responsible for customer acquisition, maintaining customer relationships, and overall market development, which includes the management of the relationships with our channel partners, working with our channel partners in winning and supporting end-customers, and acting as the liaison between the end-customers and the marketing and product development organizations. We expect to continue to grow our sales headcount across all markets and expand our presence into countries where we currently do not have sales presence.

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

Marketing.    Our outbound marketing is focused on building our brand reputation and market awareness of our platform, driving end-customer demand and operating our channel program. The marketing team consists primarily of product marketing, programs marketing, field marketing, channel marketing, and public relations functions. Marketing activities include demand generation, advertising, managing our partner portal, trade shows and conferences, press and analyst relations, and customer awareness.

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

Manufacturing

In the first quarter of the year ended January 31, 2015, we completed the transition of our manufacturing activities from two third-party manufacturers to one, Flextronics, to which we outsource the manufacturing, assembly, quality assurance testing and packaging of our hardware products. We transitioned to Flextronics as our sole contract manufacturer to scale our production requirements with a global vendor and increase our operational leverage. Our contract manufacturer generally procures the components used in our products directly from third-party suppliers.

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

Our agreement with Flextronics establishes basic terms while we negotiate a manufacturing services agreement with Flextronics. This agreement is terminable at any time by either party upon written notice and does not provide for any specific volumes of products. Instead, orders are placed on a purchase order basis.

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

Our research and development expenses were $16.1 million, $35.2 million and $70.3 million in the years ended January 31, 2013, 2014 and 2015.

Competition

We operate in the intensely competitive data storage market that is characterized by constant change and innovation. Changes in the application requirements, data center infrastructure and trends, and the broader technology landscape result in evolving customer requirements for capacity, performance, data protection and scalability of storage systems. Our main competitors fall into two categories:

☐	large storage system vendors such as EMC and NetApp that offer a broad portfolio of storage systems targeting varied use cases and end markets; and

☐	large systems companies such as Dell and HP that have acquired specialist storage vendors in recent years to complement their internally-developed storage offerings and have the technical and financial resources to bring competitive products to the market.

We also compete to a lesser extent with a number of other smaller companies and certain well-established companies.

We believe we generally compete favorably with our competitors as a result of the foundational innovations spanning our Adaptive Flash Platform, including: CASL and InfoSight. Our product capabilities include performance and capacity efficiency, integrated data protection, ability to address all mainstream applications from our highly scalable platform, ease of use, total cost of ownership and differentiated customer support. However, many of our competitors have substantially greater financial, technical and other resources, greater brand recognition, larger sales and marketing budgets, broader distribution, and larger and more mature intellectual property portfolios. In addition, the emergence of cloud computing and storage-as-a-service may impact both short-term and long-term growth patterns in the markets in which we compete.

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

In addition to contractual arrangements, we protect our intellectual property rights by relying on a combination of copyrights, trademarks, patents, trade secrets, domain names and trade dress. As of January 31, 2015, we had four issued patent and other pending patent applications pending in the United States. Our issued patents expire between 2030 and 2033. Where appropriate, we pursue the registration of trademarks, domain names and service marks in the United States, the European Union and in other jurisdictions.

Employees

As of January 31, 2015, we had 838 employees worldwide, including 447 in sales and marketing, 22 in operations, 239 in research and development, 61 in support and 69 in general and administrative roles. Other than our employees in France, none of our employees is represented by a labor union with respect to his or her employment. We have not experienced any work stoppages.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes

2 and 11 of our Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Corporate Information

We were incorporated in Delaware in November 2007 as Nimble Storage, Inc. We completed our initial public offering in December 2013 and our common stock is listed on the New York Stock Exchange under the symbol “NMBL.” Our principal executive offices are located at 211 River Oaks Parkway, San Jose, California 95134, and our telephone number is (408) 432-9600.

We have registered the trademark Nimble Storage in the United States, the European Union, Australia, Canada, China, Japan, Hong Kong and Taiwan and we have pending trademark applications for the trademark Nimble Storage in other jurisdictions. We have registered the trademark CASL in the United States and the European Union. We have registered the trademark InfoSight in the European Union and Australia and we have pending trademark applications for the trademark InfoSight in the United States and other jurisdictions. We also have registered the trademark NimbleConnect in the United States, European Union, Japan, South Korea, Taiwan, and Australia and we have pending trademark applications for the trademark NimbleConnect in other jurisdictions. The “Nimble Storage” logo, SmartStack and certain product names contained in this Annual Report on Form 10-K are our common law trademarks. This report contains additional trade names, trademarks and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

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

We have incurred net losses in all fiscal years since our inception, including net losses of $27.9 million, $43.1 million and $98.8 million in the years ended January 31, 2013, 2014 and 2015. As of January 31, 2015, we had an accumulated deficit of $199.9 million. We anticipate that we will continue to operate in a net loss position for the foreseeable future as we continue to develop our technology, enhance our product and service offerings, expand our sales channels, expand our operations and hire additional employees. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. In future periods, our profitability could be adversely affected for a number of possible reasons, including slowing demand for our products or services, increasing competition, changes in the way storage services are consumed, a decrease in the growth of the storage market or general economic conditions. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may suffer.

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

We are vulnerable to fluctuations in overall demand for storage products. Our business plan assumes that the demand for storage products will increase as organizations collect, process and store an increasing amount of data. However, if storage markets in general or markets for captive storage experience downturns or grow more slowly than anticipated, or if demand for our products does not grow as quickly as we anticipate, whether as a result of competition, product obsolescence, budgetary constraints of our end-customers, technological changes, unfavorable economic conditions, uncertain geopolitical environments or other factors, we may not be able to increase our revenue sufficiently to ever achieve profitability and our stock price would decline. For example, the emergence of cloud computing and storage-as-a-service may impact both short-term and long-term growth patterns in the markets in which we compete.

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

Our operating results have historically fluctuated and may continue to fluctuate from quarter to quarter, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

☐	the budgeting cycles and purchasing practices of end-customers;

☐	our ability to attract and retain new channel partners and end-customers;

☐	our ability to sell additional products to existing channel partners and end-customers;

☐	changes in end-customer requirements or market needs and our inability to make corresponding changes to our business;

☐	any potential disruption in our sales channels or termination of our relationship with important channel partners;

☐	potential seasonality in the markets we serve;

☐	the timing and success of new product and service introductions by us or our competitors, including the introduction and success of fibre channel products

☐	increasing number and size of orders from Global 5000 companies and other large enterprises and cloud service providers that may require longer sales cycles;

☐	changes in the competitive landscape, including consolidation among our competitors or end-customers;

☐	deferral of orders in anticipation of new products or product enhancements announced by us or our competitors;

☐	material changes in customer adoption of our product or service offerings, such as our Storage on Demand offering, that may change the timing of revenue recognition;

☐	our inability to provide adequate support to our end-customers;

☐	our ability to control the costs of manufacturing our products, including the cost of components;

☐	our inability to fulfill our customers’ orders due to supply chain delays or events that impact our manufacturers or their suppliers;

☐	our inability to adjust certain fixed costs and expenses, particularly in research and development, for changes in demand;

☐	price competition;

☐	the timing of certain payments and related expenses, such as sales commissions;

☐	increases or decreases in our revenue and expenses caused by fluctuations in foreign currency exchange rates, as an increasing portion of our revenue is collected and expenses are incurred and paid in currencies other than the U.S. dollar;

☐	general economic conditions, both domestically and in our foreign markets;

☐	the cost of and potential outcomes of existing and future claims or litigation, which could have a material adverse effect on our business;

☐	future accounting pronouncements and changes in our accounting policies; and

☐	changes in tax laws or tax regulations.

Any one of the factors above or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our operating results. In particular, because we have historically received a substantial portion of sales orders during the last few weeks of each fiscal quarter, we are particularly vulnerable to any delay in order fulfillment, failure to close anticipated orders or any other problems encountered during the last few weeks of each fiscal quarter. This variability and unpredictability could result in our failure to meet our revenue or other operating result expectations or those of investors for a particular period. The failure to meet or exceed such expectations could have a material adverse effect on our business, result of operations and financial condition that could ultimately adversely affect our stock price.

We have limited visibility into future sales, which makes it difficult to forecast our future operating results.

Because of our limited visibility into end-customer demand, our ability to accurately forecast our future revenue is limited. We sell our products primarily through our network of channel partners that accounted for, 89% 92% and 98% of our total revenue in the years ended January 31, 2013, 2014 and 2015. We place orders with our third-party manufacturer based on our forecasts of our end-customers’ requirements and forecasts provided by our channel partners. These forecasts are based on multiple assumptions, each of which might cause our estimates to be inaccurate, affecting our ability to provide products to our end-customers. When demand for our products increases significantly, we may not be able to meet it on a timely basis, and we may need to expend a significant amount of time working with our end-customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs to accelerate the manufacture and delivery of additional products. If we or our channel partners underestimate end-customer demand, we may forego revenue opportunities, lose market share and damage our end-customer relationships. Conversely, if we overestimate demand for our products and consequently purchase significant amounts of components or hold inventory, we could incur additional costs and potentially incur related charges, which could adversely affect our operating results.

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

We receive a substantial portion of our total revenue from a limited number of channel partners, including distributors and VARs. For the years ended January 31, 2013, 2014 and 2015 our top ten channel partners accounted for, 37%, 47% and 90% of our total revenue. During the third quarter of the year ended January 31, 2014, we transitioned order fulfillment in North America largely to two distributors. The majority of our existing VARs now contract directly with one or both of these two distributors, Avnet, Inc. and Carahsoft Technology Corp. Avnet, Inc. accounted for more than 10% of our revenue for the year ended January 31, 2014 and 2015. Carahsoft Technology Corp. accounted for more than 10% of our revenue for the year ended January 31, 2015, but less than 10% of our revenue for the year ended January 31, 2014. For the year ended January 31, 2013, revenue from another distributor, Advanced Media Services, accounted for more than 10% of our revenue, but less than 10% of our revenue for the year ended January 31, 2014 and 2015. We anticipate that we will continue to depend upon a limited number of channel partners for a substantial portion of our total revenue for the foreseeable future and, in some cases, the portion of our revenue attributable to individual channel partners may increase in the future. The loss of one or more key channel partners or a reduction in sales through any major channel partner would reduce our revenue.

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

Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

☐	potential for broader market acceptance of their storage architectures and solutions;

☐	greater name recognition and longer operating histories;

☐	larger sales and marketing and customer support budgets and resources;

☐	broader distribution and established relationships with distribution partners and end-customers;

☐	the ability to bundle storage products with other technology products and services, or offer a broader range of storage solutions to better fit certain customers’ needs;

☐	lower labor and development costs;

☐	larger and more mature intellectual property portfolios;

☐	substantially greater financial, technical and other resources; and

☐	greater resources to make acquisitions.

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

In the first quarter of the year ended January 31, 2015, we completed the transition of our manufacturing activities from two third-party manufactures to one, Flextronics. Our reliance on this third-party manufacturer reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs and product supply and timing. Any manufacturing disruption by Flextronics could severely impair our ability to fulfill orders. Our current agreement with Flextronics, which is terminable at will or upon short notice by Flextronics, does not contain any minimum commitment to manufacture our products, and any orders are fulfilled only after a purchase order has been delivered and accepted. As a result, Flextronics may stop taking new orders or fulfilling our orders on short notice or limit our allocations of products. Moreover, our orders represent a relatively small percentage of the overall orders received by Flextronics from its customers; therefore, fulfilling our orders may not be a priority in the event Flextronics is constrained in its ability to fulfill all of its customer obligations. If we are unable to manage our relationship with Flextronics effectively, or if Flextronics suffers delays or disruptions for any reason, experiences increased manufacturing lead-times, capacity constraints or quality control problems in its manufacturing operations, limits our allocations of products, stops taking new orders or fulfilling our orders on short notice, or otherwise fails to meet our future requirements for timely delivery, our ability to ship products to our end-customers would be impaired, and our business and operating results would be harmed.

Our business and operations have experienced rapid growth in recent periods. If we do not effectively manage any future growth or are unable to improve our systems and processes, our operating results could be harmed.

We have experienced rapid growth over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount significantly over the next 12 months. For example, from January 31, 2011 to January 31, 2015, our headcount increased from 47 to 838 employees. Since we initially launched our products in August 2010, our number of end-customers grew to over 4,970 as of January 31, 2015. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational and financial resources.

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

We will need to continue to expand and optimize our sales infrastructure in order to grow our customer base and our business. In particular, our ability to increase our business with both large enterprises as well as international customers will require qualified personnel with experience selling into these types of customers. We plan to continue to expand our sales force globally. Identifying, recruiting and training qualified personnel require significant time, expense and attention. It can take time before our sales representatives are fully-trained and productive. Moreover, strategies that may be successful in one region may not be relevant for another region. Our business may be adversely affected if our efforts to expand and train our sales force do not generate a corresponding increase in revenue. In particular, if we are unable to hire, develop and retain talented sales personnel globally or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenue.

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

We depend on our IT infrastructure, which includes our data centers and networks, to operate our business and to provide services to our end-customers through our InfoSight platform. This infrastructure, including our back-up systems, resides in two locations. Currently we do not have a disaster recovery policy, but we are in the process of implementing such a policy in the upcoming quarters. Any interruptions to or failures of our IT infrastructure, whether due to natural disasters, system failures, computer viruses, security breaches, computer hacking attacks or other causes, whether through third party action or employee error or malfeasance, would affect our ability to operate our business and provide services through our InfoSight platform. As a result, we could face liability with respect to any diminished performance of our InfoSight platform or support services generally during the periods when our IT infrastructure is compromised and any subsequent periods required to repair such interruptions or failures. Moreover, we would likely suffer reputational damage, and our ability to sell our solutions to existing and prospective customers could be harmed.

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

Many of our employees were previously employed at current or potential competitors. We may be subject to claims that these employees have divulged or we have used proprietary information of these employees’ former employers. For example, on October 29, 2013 and again on May 16, 2014, NetApp, Inc. filed lawsuits against us alleging that we and certain of our employees violated NetApp’s proprietary rights, as more fully described in the section titled “Legal Proceedings.” Although we have settled the NetApp lawsuits as of March 16, 2015, litigation may be necessary to defend against other similar future claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper our ability to develop new products and features for existing products, which could severely harm our business. Even if we are successful in defending against these and future claims, litigation could result in substantial costs and be a distraction to management.

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

We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months, we may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business and operating results. If we need additional capital and cannot raise it on acceptable terms, we might not be able to, among other things:

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. We are continuing to enhance and refine our disclosure controls and other procedures designed to ensure information required to be disclosed in the reports filed with the U.S. Securities and Exchange Commission, or the SEC, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.

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

We have performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. To comply with the full requirements of a public company, we will need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting and/or internal audit staff. Commencing with the audit of our fiscal year when we must comply with the attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting. At such time, our independent registered public accounting firm may issue a report that it is not satisfied with the level at which our controls are designed or operating or may assess certain controls as ineffective, and our remediation efforts may not enable us to avoid a material weakness in the future.

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

As of January 31, 2015, we had federal and state net operating loss carryforwards of $170.8 million and $90.5 million due to prior period losses, which if not utilized, will begin to expire in 2035. If these net operating losses, or NOLs, expire unused and are unavailable to offset future income tax liabilities, our profitability may be adversely affected. In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes and, if we undergo an ownership change in the future, our ability to utilize our NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. In September 2013, we completed an analysis to evaluate whether there are any limitations of our NOLs and concluded no limitations currently exist. While we do not believe that we have experienced an ownership change that would result in limitations, regulatory changes, such as suspension of the use of NOLs, could result in the expiration of our NOLs or otherwise cause them to be unavailable to offset future income tax liabilities. Our net operating losses could also be impaired under state law. As a result, we might not be able to utilize a material portion of our NOLs.

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

We could be an “emerging growth company” for up to five years following our initial public offering, although we may lose such status earlier, depending on the occurrence of certain events. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year (a) following December 12, 2018 or (b) in which we have gross annual revenue of at least $1.0 billion, (ii) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act, which means that the market value of our common stock held by non-affiliates exceeds $700 million as of the prior July 31 and (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We expect to lose emerging growth company status as of January 31, 2016.

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

Risks Related to Our Business and Our Industry

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

Our directors and executive officers, together with their affiliates, beneficially own, in the aggregate, 38% of our outstanding common stock as of March 25, 2015. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in approximately 165,000 square feet in San Jose, California. The 96-month lease commenced on November 1, 2013. We use this facility for administration, sales and marketing, research and development, customer support, and professional services. We also maintain offices in other locations in the United States, including approximately 87,000 square feet in Durham, North Carolina, and internationally, including the United Kingdom, Australia, and other various locations; we use these office spaces primarily for sales and marketing. We believe our existing facilities are adequate to meet our current needs, and we intend to procure additional space as needed as we add employees and expand our operations. We believe that, if required, suitable additional or substitute space would be available to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

On October 29, 2013, NetApp, Inc. (NetApp) filed a lawsuit in United States District Court, Northern District of California, alleging violations of the federal Computer Fraud and Abuse Act (“CFAA”), trade secret misappropriation, unfair competition and related state law claims. The Company and three individuals, a sales engineer employee of an Australian affiliate, along with a sales representative and program manager of the Company, have been named as defendants. On January 10, 2014, NetApp filed a First Amended Complaint that added similar state law claims against three additional individuals as defendants. The First Amended Complaint alleges that the Australian defendant, a former employee of a NetApp reseller, accessed NetApp’s password-protected website allegedly restricted to NetApp partners, resellers, employees and customers, and downloaded confidential and proprietary information in violation of the Computer Fraud and Abuse Act. It further alleges that the other five individual defendants, who were formerly employed at NetApp, downloaded NetApp company documents and materials, including allegedly confidential and trade secret information and/or deleted NetApp documents and materials, prior to leaving NetApp. The complaint seeks unspecified damages and injunctive relief. The Company filed a response to the complaint on February 18, 2014. On May 12, 2014, the Court dismissed Nimble and all of the individual defendants except for the Australian defendant from the lawsuit. The court allowed NetApp to file an amended complaint concerning some of its claims, and NetApp filed a Second Amended Complaint on June 2, 2014. The Second Amended Complaint contains claims of alleged violations of the Computer Fraud and Abuse Act, unfair competition and related state law claims against the Company and the employee of an Australian affiliate of the Company. On January 29, 2015, the Court dismissed all claims for monetary damages against Nimble, including all claims based on the CFAA, with prejudice. The only remaining claim against Nimble is a narrowed claim of unfair competition under California and Professions Code Section 17200, which does not provide for monetary damages. The Court also dismissed, with prejudice, a portion of the CFAA claim, the trespass to chattel claim entirely, and a portion of the unfair competition claim against the Australian defendant. Following the Court’s order, the parties participated in a settlement conference on February 9, 2015 with the Court and were ordered to return on February 19, 2015 to continue discussing possible settlement of the federal lawsuit.

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

On July 30, 2014, NetApp, the Company and the individual defendants participated in mediation of both lawsuits to work towards a mutually agreeable resolution to these cases, which was unsuccessful. The parties also participated in a settlement conference under the jurisdiction of the United States District Court, Northern District of California on February 9, 2015, February 19, 2015 and March 16, 2015. The parties entered into a written settlement agreement effective March 16, 2015, the terms of which are confidential. The settlement, which is not material to the Company’s consolidated financial statements, resolved all remaining claims in the two pending litigations. Dismissals with prejudice will be entered within five days of executing the settlement agreement.

On January 23, 2015, one of the Company’s insurance carriers, Beazley Insurance Company, Inc., filed a lawsuit in the United States District Court for the Northern District of California, seeking a declaratory judgment and reimbursement against the Company, the individual defendants in the federal and state lawsuits with NetApp, and the Company’s other insurance carrier, National Union Fire Insurance Company of Pittsburg, PA. Through the lawsuit, Beazley is seeking a legal determination that it has no duty to defend or indemnify the defendants in the federal and state NetApp lawsuits, and that it is entitled to reimbursement of amounts paid under its insurance policy with the Company. The lawsuit has not yet been served and there has been no formal activity in the matter. The Company has agreed to voluntarily participate in a mediation currently scheduled for April 13, 2015 in an effort to resolve the insurance coverage dispute. A case management conference has been scheduled for May 21, 2015. No other activity has occurred in the case.

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

	High	Low
Year ended January 31, 2014
Fourth quarter (from December 13, 2013)	$48.67	$33.86
Year ended January 31, 2015
First quarter	$56.23	$24.65
Second quarter	$30.72	$20.55
Third quarter	$29.58	$22.50
Fourth quarter	$29.41	$22.09

The last reported sale price for our common stock on the New York Stock Exchange was $22.62 per share on March 25, 2015.

Holders of Record

As of March 25, 2015, there were 118 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

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

This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P Information Technology Index from December 13, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through January 31, 2015. The chart assumes $100 was invested at the close of market on December 13, 2013, in each of the common stock of Nimble Storage, Inc., the S&P 500 Index and the S&P Information Technology Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Recent Sale of Unregistered Securities and Use of Proceeds

Sale of Unregistered Securities

None.

Use of Proceeds

On December 12, 2013, the Securities and Exchange Commission declared our registration statement on Form S-1 (File No. 333-191789) effective for our initial public offering, pursuant to which we sold an aggregate of 9,200,000 shares of our common stock at a price to the public of $21.00 per share. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on December 13, 2013 pursuant to Rule 424(b).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of the year ended January 31, 2015, we repurchased the following shares of common stock from former employees by exercising our right to repurchase unvested shares upon termination of employment at a price equal to the lower of the fair market value on the repurchase date or the original exercise price paid for such shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2014 to November 30, 2014	N/A	N/A	N/A	N/A
December 1, 2014 to December 31, 2014	11,250	$3.27	N/A	N/A
January 1, 2015 to January 31, 2015	N/A	N/A	N/A	N/A

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated statements of operations data for the years ended January 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of January 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended January 31, 2012 and 2011 and the consolidated balance sheet data as of January 31, 2013 and 2012 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The selected consolidated financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in any future period. The selected consolidated financial data in this section are not intended to replace the financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended January 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product	$198,129	$112,812	$49,765	$13,113	$1,632
Support and service	29,544	12,921	4,075	900	49

Total revenue	227,673	125,733	53,840	14,013	1,681
Cost of revenue:
Product(1)	62,780	36,231	17,266	5,233	604
Support and service(1)	16,173	7,980	3,184	1,045	230

Total cost of revenue	78,953	44,211	20,450	6,278	834
Total gross profit	148,720	81,522	33,390	7,735	847
Operating expenses:
Research and development(1)	70,338	35,247	16,135	7,903	4,415
Sales and marketing(1)	143,575	75,107	39,851	12,863	2,934
General and administrative(1)	30,884	13,737	5,168	3,756	325

Total operating expenses	244,797	124,091	61,154	24,522	7,674

Loss from operations	(96,077)	(42,569)	(27,764)	(16,787)	(6,827)
Interest income, net	139	21	32	6	5
Other expense, net	(2,071)	(150)	(26)	(4)	—

Loss before provision for income taxes	(98,009)	(42,698)	(27,758)	(16,785)	(6,822)
Provision for income taxes	837	425	99	5	—

Net loss	(98,846)	(43,123)	(27,857)	(16,790)	(6,822)
Accretion of redeemable convertible preferred stock	—	(36)	(34)	(23)	(16)

Net loss attributable to common stockholders	$(98,846)	$(43,159)	$(27,891)	$(16,813)	$(6,838)

Net loss per share attributable to common stockholders, basic and diluted	$(1.37)	$(1.61)	$(1.53)	$(1.04)	$(0.47)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	72,304	26,772	18,236	16,226	14,457

(1)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of product revenue	$1,508	$232	$48	$10	$—
Cost of support and service revenue	2,380	468	114	31	5
Research and development	15,137	3,049	874	268	46
Sales and marketing	27,752	3,674	1,029	244	37
General and administrative	10,290	1,726	539	267	16

Total stock-based compensation expense	$57,067	$9,149	$2,604	$820	$104

	As of January 31,
	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$208,394	$208,486	$49,205	$28,796
Working capital	177,384	195,787	48,835	29,787
Total assets	301,574	259,071	72,563	37,420
Deferred revenue, current and non-current	74,446	33,509	10,896	2,028
Redeemable convertible preferred stock	—	—	98,559	57,921
Total stockholders’ equity (deficit)	168,572	191,686	(53,662)	(29,741)

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

We were incorporated in November 2007, and we initially focused on the development of our CASL file system software and our storage platform. We shipped our first product line, our CS200 series, in August 2010. In August 2012, we introduced our CS400 series of products and a number of scale-to-fit products, including expansion shelves and controller upgrades. In April 2013, we launched InfoSight. In addition, as of May 2014, we made our scale-out firmware release generally available to all customers with a support and services agreement. From June 2014 to October 2014, we introduced several new product lines, which include the CS700 series, CS500 series, and CS300 series. The CS500 series and CS300 series replaced certain CS400 series and CS200 series products. In addition, in October 2014, we made available Fibre Channel protocol support for the CS-series arrays. In November 2014, we launched flexible pricing and deployment models (Storage on Demand) for enterprises and service providers managing storage in cloud environments. We typically recognize product revenue upon the shipment of these products. We also offer support and maintenance services including InfoSight, for periods ranging from one to five years, and recognize revenue over the term of the related support and maintenance agreement. In addition, we recognize revenue for our Storage on Demand business as services are performed.

Since shipping our first product in August 2010, our end-customer base has grown rapidly. We had over 4,970, 2,640 and 1,090 end-customers as of January 31, 2015, 2014 and 2013, respectively. Our end-customers span a range of industries such as cloud-based service providers, education, financial services, healthcare, manufacturing, state and local government and technology. To continue to grow our business, it is important that we both obtain new customers and sell additional products and services to our existing customers. For example, in the years ended January 31, 2015, 2014 and 2013, approximately 41%, 34% and 25% of the dollar amount of orders received were from existing end-customers.

We sell our products through our network of VARs and distributors, and also engage our end-customers through our global sales force. Our channel partners act as an extension of our sales force to market our solutions directly to end-customers and generally do not hold inventory. For a certain end-customer orders, products are shipped to resellers, distributors and third-party systems integrators for various reasons including importing of products to non-U.S. countries and systems integration (e.g. SmartStack integrations) prior to shipment to the end-customer or the end-customer specified location(s). We have sales offices located in several international locations, including Australia, England, Germany and Singapore. In addition, we have sales employees located in 20 countries and distribution agreements in 30 countries. Our revenue outside North America was 18% of our total revenue for the year ended January 31, 2015, as we increased our sales and marketing efforts on a global basis.

We outsource the manufacturing of our hardware products to our contract manufacturer, Flextronics, which assembles and tests our products. Our contract manufacturer generally procures the components used in our products directly from third-party suppliers. Inventory and shipment are handled by our third-party logistics partners. Distributors and VARs generally handle fulfillment and, in some situations, shipment for our domestic and international end-customers.

We have experienced significant growth in recent periods with total revenue of $227.7 million, $125.7 million and $53.8 million in the years ended January 31, 2015, 2014 and 2013. Our net loss was $98.8 million, $43.1 million and $27.9 million in the years ended January 31, 2015, 2014 and 2013. As our sales and customer base have grown, we have also experienced growth in our deferred revenue from $10.9 million as of January 31, 2013 to $33.5 million as of January 31, 2014 and to $74.4 million as of January 31, 2015. Our gross margin has improved from approximately 62% for the year January 31, 2013 to 65% for the years ended January 31, 2014 and 2015. As a percentage of total revenue, our operating expenses declined from 114% for the year ended January 31, 2013 to 99% for the year ended January 31, 2014 and increased to 108% for the year ended January 31, 2015. As a percentage of total revenue, our non-GAAP operating loss declined from (47%) for the year ended January 31, 2013 to (27%) for the year ended January 31, 2014 to (17%) for the year ended January 31, 2015. We expect our non-GAAP operating loss as a percentage of revenue to continue to decline as we experience operating leverage in our business.

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

Since our founding, we have invested heavily in growing our business, particularly in research and development and sales and marketing. From January 31, 2012 to January 31, 2015, our headcount has increased from 147 to 838 employees. We intend to continue to invest in development of our solutions and sales and marketing programs to drive sustainable long-term growth. To support future sales, we plan to continue to invest significant resources in sales and marketing.

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

	Year Ended or as of January 31,
	2015	2014	2013
	(dollars in thousands)
Total revenue	$227,673	$125,733	$53,840
Year-over-year percentage increase	81%	134%	284%
Gross margin	65.3%	64.8%	62.0%
Deferred revenue, current and non-current	74,446	33,509	10,896
Net cash provided by (used in) operating activities	5,376	(6,742)	(18,754)
Non-GAAP Net Loss	(41,779)	(33,974)	(25,253)
Non-GAAP Operating Loss	(39,010)	(33,420)	(25,160)
Non-GAAP Operating Loss as a percentage of total revenue	-17%	-27%	-47%
Adjusted EBITDA	(32,328)	(29,393)	(24,068)

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

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed in this Annual Report on Form 10-K Adjusted EBITDA, a non-GAAP financial measure. We define Adjusted EBITDA as our net loss, adjusted to exclude stock-based compensation, interest income, provision for income taxes and depreciation. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

We have included Non-GAAP Net Loss, Non-GAAP Operating Loss and Adjusted EBITDA in this Annual Report on Form 10-K because they are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operational and compensation plans. In particular, the exclusion of certain expenses in calculating Non-GAAP Net Loss, Non-GAAP Operating Loss and Adjusted EBITDA can provide useful measures for period-to-period comparisons of our core business. Accordingly, we believe that Non-GAAP Net Loss, Non-GAAP Operating Loss and Adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Reconciliations of Non-GAAP Net Loss and Adjusted EBITDA to net loss and Non-GAAP Operating Loss to operating loss are provided below:

	Year Ended January 31,
	2015	2014	2013
	(in thousands)
Net loss	$(98,846)	$(43,123)	$(27,857)
Stock-based compensation expense	57,067	9,149	2,604

Non-GAAP Net Loss	$(41,779)	$(33,974)	$(25,253)

Interest income, net	(139)	(21)	(32)
Provision for income taxes	837	425	99
Depreciation	8,753	4,177	1,118

Adjusted EBITDA	$(32,328)	$(29,393)	$(24,068)

Loss from operations	$(96,077)	$(42,569)	$(27,764)
Stock-based compensation expense	57,067	9,149	2,604

Non-GAAP Operating Loss	$(39,010)	$(33,420)	$(25,160)

Components of Operating Results

Revenue

Our total revenue is comprised of the following:

Product Revenue.    We generate the substantial majority of our product revenue from the sales of our storage products. It is our practice to identify a direct customer or an end-customer from our VARs and distributors prior to shipment. In the majority of instances, products are shipped directly to the direct customer or the end-customers. For a certain end-customer orders, products are shipped to resellers, distributors and third-party systems integrators for various reasons including importing of products to non-U.S. countries and systems integration (e.g. SmartStack integrations) prior to shipment to the end-customer or the end-customer specified location. Assuming all other revenue recognition criteria have been met, we generally recognize revenue on sales upon shipment from our origin location in California, as title and risk of loss are transferred at that time. For certain VARs and distributors, title and risk of loss is transferred upon delivery to the end-customers and revenue is recognized after delivery has been completed. Our arrangements with VARs and distributors do not contain rights of return, subsequent price discounts, price protection or other allowances for shipments completed.

Support and Service Revenue.    We generate our support and service revenue primarily from support and service contracts, which include our InfoSight cloud-based monitoring and management platform. The majority of our product sales are bundled with support and service contracts with terms ranging from one to five years. We recognize revenue from support and service contracts over the contractual service period. Our support and service revenue also includes our Storage on Demand (SoD) service offering. Under this pay-as-you-go subscription model, customers are generally billed on a monthly basis based on the amount of data consumed during the month. The SoD service offering includes all support services such as InfoSight. Revenue is recognized as services are performed. As a percentage of total revenue, we expect our support and service revenue to increase as we add new customers and renew existing support and service contracts, and our customers consume more usage of our SoD service.

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

Provision for Income Taxes

Provision for income taxes consists primarily of state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. We provide a full valuation allowance for U.S. deferred tax assets, which includes net operating loss, or NOL, carryforwards and tax credits related primarily to research and development. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that the assets will not be realized based on our history of losses. At January 31, 2015, we had federal and state NOL carryforwards of $170.8 million and $90.5 million that expire between 2028 through 2035. Under Section 382 of the U.S. Internal Revenue Code of 1986, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In September 2013, we completed an analysis to evaluate whether there are any limitations of our NOLs and concluded no limitations currently exist. We believe our facts and circumstances have not changed that would create any additional limitations as of January 31, 2015. While we do not believe that we have experienced an ownership change that would result in limitations, regulatory changes, such as suspension on the use of NOLs, could result in the expiration of our NOLs or otherwise cause them to be unavailable to offset future income tax liabilities.

Results of Operations

The following tables summarize our consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended January 31,
	2015	2014	2013
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$198,129	$112,812	$49,765
Support and service	29,544	12,921	4,075

Total revenue	227,673	125,733	53,840
Cost of revenue:
Product(1)	62,780	36,231	17,266
Support and service(1)	16,173	7,980	3,184

Total cost of revenue	78,953	44,211	20,450
Total gross profit	148,720	81,522	33,390
Operating expenses:
Research and development(1)	70,338	35,247	16,135
Sales and marketing(1)	143,575	75,107	39,851
General and administrative(1)	30,884	13,737	5,168

Total operating expenses	244,797	124,091	61,154

Loss from operations	(96,077)	(42,569)	(27,764)
Interest income, net	139	21	32
Other expense, net	(2,071)	(150)	(26)

Loss before provision for income taxes	(98,009)	(42,698)	(27,758)
Provision for income taxes	837	425	99

Net loss	$(98,846)	$(43,123)	$(27,857)

(1)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2015	2014	2013
	(in thousands)
Cost of product revenue	$1,508	$232	$48
Cost of support and service revenue	2,380	468	114
Research and development	15,137	3,049	874
Sales and marketing	27,752	3,674	1,029
General and administrative	10,290	1,726	539

Total stock-based compensation expense	$57,067	$9,149	$2,604

	Year Ended January 31,
	2015	2014	2013
Revenue:
Product	87%	90%	92%
Support and service	13	10	8

Total revenue	100	100	100
Cost of revenue:
Product	28	29	32
Support and service	7	6	6

Total cost of revenue	35	35	38
Total gross profit	65	65	62
Operating expenses:
Research and development	31	28	30
Sales and marketing	63	60	74
General and administrative	14	11	10

Total operating expenses	108	99	114

Loss from operations	(43)	(34)	(52)
Interest income, net	—	—	—
Other expense, net	—	—	—

Loss before provision for income taxes	(43)	(34)	(52)
Provision for income taxes	—	—	—

Net loss	(43)%	(34)%	(52)%

Comparison of the Years Ended January 31, 2015 and 2014

Revenue

	Year Ended January 31,
	2015	2014	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Revenue:
Product	$198,129	$112,812	$85,317	76%
Support and service	29,544	12,921	16,623	129

Total revenue	$227,673	$125,733	$101,940	81%

Total revenue increased by $101.9 million, or 81%, during the year ended January 31, 2015 compared to the year ended January 31, 2014. The revenue growth reflects increased demand for our storage products and related support and service. The increase in product revenue was driven by higher sales of our storage products to existing and new end-customers, expansion into Global 5000 enterprises and cloud service providers, and international expansion. We acquired 2,334 new end-customers during the year ended January 31, 2015. The increase in support and service revenue was driven by higher product sales and the resulting expansion of our installed base of end-customers.

Cost of Revenue and Gross Margin

	Year Ended January 31,
	2015	2014	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$62,780	$36,231	$26,549	73%
Support and service	16,173	7,980	8,193	103

Total cost of revenue	$78,953	$44,211	$34,742	79%

Gross margin	65.3%	64.8%

Cost of revenue increased by $34.7 million, or 79%, during the year ended January 31, 2015 compared to the year ended January 31, 2014. The increase in cost of product revenue was driven primarily by higher product sales. The increase in cost of product revenue was also impacted by higher costs of $3.0 million in our manufacturing operations, primarily driven by personnel costs, including stock-based compensation, associated with increased headcount and increase in allocated overhead resulting from higher facilities utilization. The increase in cost of support and service revenue was primarily attributable to higher costs of $6.5 million in our global customer support organization, which is primarily driven by higher headcount. This includes higher personnel costs, stock-based compensation, and allocated overhead resulting from higher facilities utilization.

Gross margin increased from 64.8% during the year ended January 31, 2014 to 65.3% during the year ended January 31, 2015. Our gross margin improvement from prior year was driven by increases in both product and support and service margins. Product gross margin increased by 0.4 percentage points from 67.9% to 68.3% during the year ended January 31, 2015 compared to the year ended January 31, 2014. The majority of the improvement in product gross margin from prior year was due to continuing operational leverage and efficiencies in our supply chain infrastructure as well as improving manufacturing yield and quality. Support and service gross margin increased by 7.1 percentage points from 38.2% to 45.3% during the year ended January 31, 2015 compared to the year ended January 31, 2014. The improvements in support and service gross margin from prior year were driven by increased revenue from our larger base of end-customers and economies of scale from our support organization, enabled by the automation capabilities of InfoSight.

Operating Expenses

	Year Ended January 31,
	2015		2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$70,338	31%	$35,247	28%	$35,091	100%
Sales and marketing	143,575	63	75,107	60	68,468	91
General and administrative	30,884	14	13,737	11	17,147	125

Total operating expenses	$244,797	108%	$124,091	99%	$120,706	97%

Includes stock-based compensation expense of:
Research and development	$15,137		$3,049		$12,088	396%
Sales and marketing	27,752		3,674		24,078	655
General and administrative	10,290		1,726		8,564	496

Total	$53,179		$8,449		$44,730	529%

Research and Development

Research and development expense increased by $35.1 million, or 100%, during the year ended January 31, 2015 compared to the year ended January 31, 2014. The increase was primarily due to a $27.6 million increase in personnel costs, including stock-based compensation, resulting from headcount growth to support further development of our storage products, $3.4 million increase in allocated overhead resulting from higher facilities utilization, and $1.7 million increase in depreciation expense from property and equipment purchases as we further invest in our laboratory and test infrastructure.

Sales and Marketing

Sales and marketing expense increased by $68.5 million, or 91%, during the year ended January 31, 2015 compared to the year ended January 31, 2014. The increase was primarily due to a $46.8 million increase in personnel costs, including stock-based compensation, resulting from headcount growth, a $8.4 million increase in commission expense related to higher sales, a $3.9 million increase in travel and entertainment expenses, a $3.5 million increase in advertising and tradeshow expenses, and a $2.3 million increase in allocated overhead resulting from higher facilities utilization.

General and Administrative

General and administrative expense increased by $17.1 million, or 125%, during the year ended January 31, 2015 compared to the year ended January 31, 2014. The increase was primarily due to a $13.2 million increase in personnel costs, including stock-based compensation, resulting from headcount growth, a $1.1 million increase in accounting and professional services, and a $0.8 million increase in legal costs.

Interest Income and Other Expense, Net

	Year Ended January 31,
	2015	2014	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Interest income, net	$139	$21	$118	562%
Other expense, net	(2,071)	(150)	(1,921)	1,281%

Other expense, net consisted primarily of losses from the remeasurement of our foreign currency denominated assets. The increase in the loss from the remeasurement of our foreign currency denominated assets during the year ended January 31, 2015 compared to the year ended January 31, 2014 resulted from higher non-U.S. dollar denominated net asset balances due to increased international expansion, and the appreciation of the U.S. dollar against the Euro, British pound sterling, Australian dollar, and Canadian dollar. In November 2014, we entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. For the year ended January 31, 2015, we recognized $0.7 million in gains related to foreign currency forward contracts.

Provision for Income Taxes

	Year Ended January 31,
	2015	2014	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Provision for income taxes	$837	$425	$412	97%

The increase in the provision for income taxes during the year ended January 31, 2015 compared to the year ended January 31, 2014 was primarily due to an increase in foreign taxes related to intercompany cost plus agreements with our international subsidiaries.

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

Interest Income and Other Expense, Net

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

Provision for Income Taxes

	Year Ended January 31,
	2014	2013	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Provision for income taxes	$425	$99	$326	329%

The increase in the provision for income taxes during the year ended January 31, 2014 compared to the year ended January 31, 2013 was primarily due to an increase in foreign taxes related to intercompany cost plus agreements with our international subsidiaries.

Liquidity and Capital Resources

	As of January 31,
	2015	2014	2013
	(in thousands)
Cash and cash equivalents	$208,394	$208,486	$49,205

	Year Ended January 31,
	2015	2014	2013
	(dollars in thousands)
Cash provided by (used in) operating activities	$5,376	$(6,742)	$(18,754)
Cash used in investing activities	(20,903)	(17,486)	(3,554)
Cash provided by financing activities	15,684	183,501	42,700
Foreign exchange impact on cash and cash equivalents	(249)	8	17

Net increase (decrease) in cash and cash equivalents	$(92)	$159,281	$20,409

Other Financial and Operational Metrics:
Days Sales Outstanding	36	39	53
Days Sales Inventory(1)	42	41	55

(1)	Average number of days we hold our inventory before sale. This is calculated by taking the average beginning and ending inventory divided by total cost of revenue excluding stock-based compensation for the periods presented.

At January 31, 2015, our cash and cash equivalents were $208.4 million, of which approximately $2.8 million was held outside of the United States and not immediately available to fund domestic operations and obligations. We do not enter into investments for trading or speculative purposes.

In October 2013, we entered into an agreement with Wells Fargo Bank, National Association, or Wells Fargo, to provide a secured revolving credit facility that allows us to borrow up to $15.0 million for general corporate purposes. There was a $0.9 million reduction of the available line related to the Letter of Credit issued in July 2014 for our new facility lease in North Carolina. As of January 31, 2015, the remaining credit facility available for borrowings was $14.1 million. Amounts outstanding under the credit facility will bear interest at Wells Fargo’s prime rate with accrued interest payable on a monthly basis. In addition, we are obligated to pay a commitment fee of 0.20% per annum on the unused portion of the credit facility, with such fee payable on a quarterly basis. As of January 31, 2015, the commitment fee was capitalized and being amortized on our consolidated balance sheet. The Credit Facility was renewed in October 2014 for an incremental two-year period and now expires in October 2016. Under the credit facility renewal, we granted to Wells Fargo a first priority lien in our accounts receivable and other corporate assets, agreed to not pledge our intellectual property to other parties and became subject to certain reporting and financial covenants, including: (1) maintaining minimum tangible net worth, defined as the aggregate of total stockholders’ equity plus subordinated debt less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals, of $135 million; and (2) maintaining a monthly ratio of not less than 1.25 to 1.00, based on the aggregate of our cash and net accounts receivable divided by total current liabilities minus current deferred revenue. As of January 31, 2015, no amounts had been drawn against the credit facility.

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

Operating Activities

During the year ended January 31, 2015, cash provided by operating activities was $5.4 million. The primary factors affecting our cash flows from operations during this period were our net loss of $98.8 million, offset by non-cash charges of $57.1 million for stock-based compensation, $8.8 million for depreciation of our property and equipment, and net cash flows of $38.5 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was a $40.9 million increase in deferred revenue due to higher sales of support and service contracts, and a $23.2 million increase in accounts payable and accrued liabilities as a result of increase in inventory purchases and timing of payments. This was partially offset by the increase of $17.6 million in accounts receivable which was attributable to increased sales, a $6.2 million increase in inventories as a result of increased purchases to meet higher overall demand for our storage products, and a $1.8 million increase in prepaid expenses. We expect operating cash flows to continue to be affected by timing of sales and timing of collections.

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

Investing Activities

Cash used in investing activities during the year ended January 31, 2015 was $20.9 million, primarily resulting from $20.8 million used to purchase property and equipment due to an increase in expansion of our research and development and leasehold improvements related to our corporate headquarters and other facility locations. We expect to continue to make such purchases to support continued growth of our business.

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

Cash used in investing activities for the years ended January 31, 2013 was $3.6 million, primarily resulting from the purchase of property and equipment. We expect to continue to make such purchases to support continued growth of our business.

Financing Activities

During the year ended January 31, 2015, financing activities provided $15.7 million in cash, primarily resulting from $9.2 million of proceeds from issuance of common stock under our employee stock purchase plan, and $7.7 million of proceeds from the exercise of stock options, net of repurchases of unvested early exercised shares, partially offset by $1.3 million payment of issuance costs related to our initial public offering in December 2013.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of January 31, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating leases(1)	$43,003	$6,045	$12,461	$12,956	$11,541
Purchase commitments(2)	20,687	20,687	—	—	—
License commitments(3)	1,968	1,554	414	—	—
Asset retirement obligations(4)	365	—	—	—	365

Total	$66,023	$28,286	$12,875	$12,956	$11,906

(1)	We have several operating leases in the US and at various international locations. This includes a 96-month lease commenced on November 1, 2013 for a 164,608 square foot facility in San Jose, California, and an 84-month lease commenced on August 1, 2014 for an 86,895 square foot facility for our North Carolina office. Future minimum commitments under these operating leases are as follows (in thousands):

Years ending January 31:
2016	$6,045
2017	6,215
2018	6,246
2019	6,399
2020	6,557
Thereafter	11,541

$43,003

(2)	As of January 31, 2015, we had purchase commitments of $20.7 million to fulfill inventory requirements.

(3)	During the year ended January 31, 2014, we entered into two non-cancelable three-year software license and service agreements for internal use of software and services for human resource and inventory forecasting applications. During the year ended January 31, 2015, we entered into several additional non-cancelable one to three-year software license and service agreements for the internal use of software and services for communication and desktop applications, and vendor/customer relationship management.

(4)	As of January 31, 2014 and 2015, we had asset retirement obligations of $0.4 million associated with our facility lease in California, which expires in October 2021. This obligation is included in other noncurrent liabilities in the consolidated balance sheet as of January 31, 2015.

As of January 31, 2015, we had $3.8 million of unrecognized tax benefits, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur. As a result, this amount is not included in the table above.

Off-Balance Sheet Arrangements

As of January 31, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

The combination of our higher non-U.S. dollar denominated net asset balances from increased international expansion, primarily in our U.S. entity, and the appreciation of the U.S. dollar caused us to recognize transaction losses of $2.1 million and $0.1 million during the years ended January 31, 2015 and 2014, respectively, in other expense, net, in the consolidated statements of operations. The $2.1 million in foreign exchange transaction losses recognized for the year ended January 31, 2015 was net of $0.7 million in gains from foreign currency forward contracts which we entered during the fourth quarter for the year ended January 31, 2015. In November 2014, we entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally are one month in original maturity. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact hedging activities could have on our results of operations. The fair value of foreign exchange forward contracts outstanding as of January 31, 2015 was a loss of $59,000.

Interest Rate Risk

We had cash and cash equivalents of $208.4 million as of January 31, 2015, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

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

In November 2014, we announced our Storage on Demand (SoD) service offering, for enterprises and service providers managing storage in cloud environments. Under this pay-as-you-go subscription model, customers are generally billed on a monthly basis based on the amount of data consumed during the month. The SoD service offering includes all support services such as InfoSight. Revenue is recognized as services are performed. SoD revenue is recognized in support and service revenue in the consolidated statements of operations.

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

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies contained in the “Notes to Consolidated Financial Statements” in Item 8 of Part II of this Annual Report on Form 10-K for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Nimble Storage, Inc.

We have audited the accompanying consolidated balance sheets of Nimble Storage, Inc. as of January 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nimble Storage, Inc. at January 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Jose, California

April 2, 2015

Nimble Storage, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	As of January 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$208,394	$208,486
Accounts receivable, net of allowance for doubtful accounts of $0 and $76 as of January 31, 2015 and 2014, respectively	35,271	17,676
Inventories	11,981	5,412
Prepaid expenses and other current assets	4,974	3,176

Total current assets	260,620	234,750
Property and equipment, net	36,716	20,209
Restricted cash, non-current	3,983	3,900
Other long-term assets	255	212

Total assets	$301,574	$259,071

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,799	$9,093
Accrued compensation and benefits	21,128	9,837
Deferred revenue, current portion	34,246	16,178
Other current liabilities	8,063	3,855

Total current liabilities	83,236	38,963
Deferred revenue, non-current portion	40,200	17,331
Other long-term liabilities	9,566	11,091

Total liabilities	133,002	67,385

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 5,000 shares authorized, no shares issued and outstanding as of January 31, 2015 and 2014	—	—
Common stock, par value of $0.001 per share; 750,000 shares authorized as of January 31, 2015 and 2014, respectively; 76,191 and 71,643 shares issued and outstanding as of January 31, 2015 and 2014, respectively	71	67
Additional paid-in capital	368,689	292,686
Accumulated other comprehensive income (loss)	(250)	25
Accumulated deficit	(199,938)	(101,092)

Total stockholders’ equity	168,572	191,686

Total liabilities and stockholders’ equity	$301,574	$259,071

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended January 31,
	2015	2014	2013
Revenue:
Product	$198,129	$112,812	$49,765
Support and service	29,544	12,921	4,075

Total revenue	227,673	125,733	53,840
Cost of revenue:
Product	62,780	36,231	17,266
Support and service	16,173	7,980	3,184

Total cost of revenue	78,953	44,211	20,450
Gross profit	148,720	81,522	33,390
Operating expenses:
Research and development	70,338	35,247	16,135
Sales and marketing	143,575	75,107	39,851
General and administrative	30,884	13,737	5,168

Total operating expenses	244,797	124,091	61,154

Loss from operations	(96,077)	(42,569)	(27,764)
Interest income, net	139	21	32
Other expense, net	(2,071)	(150)	(26)

Loss before provision for income taxes	(98,009)	(42,698)	(27,758)
Provision for income taxes	837	425	99

Net loss	(98,846)	(43,123)	(27,857)
Accretion of redeemable convertible preferred stock	—	(36)	(34)

Net loss attributable to common stockholders	$(98,846)	$(43,159)	$(27,891)

Net loss per share attributable to common stockholders, basic and diluted	$(1.37)	$(1.61)	$(1.53)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	72,304	26,772	18,236

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended January 31,
	2015	2014	2013
Net loss	$(98,846)	$(43,123)	$(27,857)
Other comprehensive income (loss), net of taxes:
Change in cumulative translation adjustment	(275)	8	17

Comprehensive loss	$(99,121)	$(43,115)	$(27,840)

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Accumu- lated Other Compre- hensive Income (Loss)	Accumu- lated Deficit	Total Stock- holders’ Equity (Deficit)

	Shares	Amount	Shares	Amount
Balance at January 31, 2012	34,620	$57,921	19,128	$11	$1,403	$(1,043)	$—	$(30,112)	$(29,741)
Issuance of Series E redeemable convertible preferred stock for cash, net of issuance costs of $96	4,248	40,604	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	34	—	—	(34)	—	—	—	(34)
Issuance of common stock upon exercise stock options, net of repurchases	—	—	2,260	6	875	—	—	—	881
Notes receivable from stockholders	—	—	—	—	—	(519)	—	—	(519)
Vesting of early exercise of stock options	—	—	—	—	987	—	—	—	987
Stock-based compensation	—	—	—	—	2,604	—	—	—	2,604
Net loss	—	—	—	—	—	—	17	(27,857)	(27,840)

Balance at January 31, 2013	38,868	98,559	21,388	17	5,835	(1,562)	17	(57,969)	(53,662)
Accretion of redeemable convertible preferred stock to redemption value	—	36	—	—	(36)	—	—	—	(36)
Issuance of common stock upon initial public offering, net of issuance costs of $3,973	—	—	9,200	9	175,693	—	—	—	175,702
Conversion of preferred stock into shares of common stock	(38,868)	(98,595)	38,868	39	98,556	—	—	—	98,595
Issuance of common stock upon stock option exercises, net of repurchases	—	—	2,187	2	1,484	—	—	—	1,486
Repayment of notes receivable from stockholders	—	—	—	—	—	1,562	—	—	1,562
Vesting of early exercise of stock options	—	—	—	—	2,005	—	—	—	2,005
Stock-based compensation	—	—	—	—	9,149	—	—	—	9,149
Net loss	—	—	—	—	—	—	8	(43,123)	(43,115)

Balance at January 31, 2014	—	—	71,643	67	292,686	—	25	(101,092)	191,686
Issuance costs for initial public offering	—	—	—	—	(283)	—	—	—	(283)
Issuance of common stock upon stock option exercises, net of repurchases	—	—	3,508	3	7,671	—	—	—	7,674
Issuance of common stock for settlement of restricted stock units (RSUs)	—	—	532	—	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(3)	—	(125)	—	—	—	(125)
Issuance of common stock under employee stock purchase plan	—	—	511	1	9,226	—	—	—	9,227
Vesting of early exercise of stock options	—	—	—	—	2,340	—	—	—	2,340
Tax benefit from employee stock plans	—	—	—	—	163	—	—	—	163
Stock-based compensation	—	—	—	—	57,011	—	—	—	57,011
Net loss	—	—	—	—	—	—	(275)	(98,846)	(99,121)

Balance at January 31, 2015	—	$—	76,191	$71	$368,689	$—	$(250)	$(199,938)	$168,572

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended January 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(98,846)	$(43,123)	$(27,857)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	8,753	4,177	1,118
Stock-based compensation expense	57,067	9,149	2,604
Loss on disposal of property and equipment	—	148	—
Provision (recoveries) for allowance for doubtful accounts	(32)	104	—
Provision (recoveries) for excess and obsolete inventories	(101)	252	421
Changes in operating assets and liabilities:
Accounts receivable	(17,563)	(4,055)	(9,187)
Inventories	(6,158)	(1,305)	(3,043)
Prepaid expenses and other assets	(1,841)	(2,182)	(570)
Accounts payable	8,451	333	4,318
Deferred revenue	40,937	22,613	8,868
Accrued and other liabilities	14,709	7,147	4,574

Net cash provided by (used in) operating activities	5,376	(6,742)	(18,754)
Cash flows from investing activities:
Purchase of property and equipment	(20,820)	(13,613)	(3,954)
Proceeds from sale of property and equipment	—	27	—
Change in restricted cash	(83)	(3,900)	400

Net cash used in investing activities	(20,903)	(17,486)	(3,554)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	(1,310)	176,729	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	40,604
Proceeds from exercise of stock options, net of repurchases	7,729	5,201	2,096
Proceeds from issuance of stock under employee stock purchase plan	9,227	—	—
Excess tax benefit from employee stock plans	163	—	—
Proceeds from repayment of loans from stockholders	—	1,571	—
Payment of taxes related to net settlement of restricted stock units	(125)	—	—

Net cash provided by financing activities	15,684	183,501	42,700
Foreign exchange impact on cash and cash equivalents	(249)	8	17

Net increase (decrease) in cash and cash equivalents	(92)	159,281	20,409
Cash and cash equivalents, beginning of period	208,486	49,205	28,796

Cash and cash equivalents, end of period	$208,394	$208,486	$49,205

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$394	$37	$—
Cash paid for interest	23	—	—
Supplemental disclosure of noncash investing and financing activities:
Increase in accounts payable and accrued liabilities related to property and equipment purchase	$4,776	$6,888	$—
Vesting of early exercised stock options	2,340	2,005	987
Conversion of preferred stock to common stock upon IPO	—	98,595	—
Deferred offering costs	—	1,027	—
Accretion of redeemable convertible preferred stock	—	36	34
Issuance of employee loan for stock options exercised	—	—	439

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

The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable, which takes into consideration specific customer creditworthiness and current economic trends. During the third and fourth quarters of the year ended January 31, 2014, the Company consolidated the majority of its North American sales to two distributors, and as a result, accounts receivable and revenue increased in concentration. The majority of previous value added resellers (VARs) are now purchasing from these two distributors. Of all the Company’s customers, which include direct end-customers, VARs and distributors, the following customers individually accounted for more than 10% of the Company’s accounts receivable and revenue at the end of and for each period presented:

	% of Accounts Receivable		% of Revenue
	As of January 31,		Year Ended January 31,
	2015	2014	2015	2014	2013
Customer A	44%	47%	48%	16%	*
Customer B	18%	*	*	*	*
Customer C	16%	21%	21%	*	*
Customer D	*	10%	*	*	*
Customer E	*	*	*	*	15%

*	Represents less than 10%.

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

Foreign Currency Translation and Transactions

The functional currency of each of the Company’s foreign subsidiaries is its respective local currency. The Company translates all monetary assets and liabilities denominated in foreign currencies into U.S. dollars using the exchange rates in effect at the balance sheet dates and other assets and liabilities using historical exchange rates. Revenue and expenses are translated at average exchange rates in effect during the year. Translation adjustments are recorded within accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

Foreign currency denominated transactions are initially recorded and re-measured at the end of each period using the applicable exchange rate in effect. Foreign currency re-measurement losses are recognized in other expense, net, in the consolidated statements of operations. Foreign currency re-measurement net losses recognized were $2.1 million, $149,000, and $26,000 for the years ended January 31, 2015, 2014, and 2013, respectively. For the year ended January 31, 2015, the $2.1 million net losses from foreign currency remeasurement included $0.7 million gains related to foreign currency forward contracts.

Fair Value

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximates fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist principally of cash accounts and investments in money market funds.

Restricted Cash

As a condition of the Company’s headquarters facility lease agreement, the Company is required to maintain a letter of credit of $3.9 million, with the landlord named as the beneficiary. These restricted cash balance have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash on the Company’s consolidated balance sheets. As of January 31, 2015 and 2014, the amount of restricted cash was $4.0 million and $3.9 million, respectively, and classified as non-current (see Note 6).

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. An allowance for doubtful accounts is calculated based on the aging of the Company’s trade receivables, historical experience, and management judgment. The Company writes off trade receivables against the allowance when management determines a balance is uncollectible and no longer actively pursues collection of the receivable. As of January 31, 2015 and 2014, the allowance for doubtful accounts was $0 and $76,000, respectively.

Inventories

Inventories consist primarily of raw materials related to component parts, finished goods, which include both inventory held for sale and service inventory held at service depots in support of customer service agreements, and customer evaluation inventory.

The following is a summary of the Company’s inventories by major category (in thousands):

	As of January 31,
	2015	2014
Raw materials	$2,383	$679
Finished goods	6,871	3,605
Evaluation inventory	2,727	1,128

	$11,981	$5,412

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

The Company recorded inventory recoveries of $101,000 and inventory provisions of $252,000 and $421,000 for the years ended January 31, 2015, 2014 and 2013, respectively.

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

Impairment of Long-Lived Assets

The Company evaluates events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, the Company records an impairment charge for the amount by which the carrying amount of the assets exceeds the fair value of the asset. Through January 31, 2015, the Company had not written down any of its long-lived assets as a result of impairment.

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

The table below summarizes the activity in the warranty accrual (in thousands):

	Year Ended January 31,
	2015	2014
Beginning balance	$537	$275
Warranty expense for new warranties issued	1,372	1,432
Utilization of warranty obligation	(1,233)	(1,181)
Changes in estimates for pre-existing warranties	(485)	11

Ending balance	$191	$537

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

It is the Company’s practice to identify a direct customer or an end-customer from its VARs and distributors prior to shipment. In the majority of instances, products are shipped directly to the direct customer or the end-customers. For a certain end-customer orders, products are shipped to resellers, distributors and third-party systems integrators for various reasons including importing of products to non-U.S. countries and systems integration (e.g. SmartStack integrations) prior to shipment to the end-customer or the end-customer specified location. Assuming all other revenue recognition criteria have been met, the Company generally recognizes revenue upon shipment, as title and risk of loss are transferred at that time. For certain VARs and distributors, title and risk of loss is transferred upon delivery to the end-customer and revenue is recognized after delivery has been completed. The Company’s arrangements with VARs and distributors do not contain rights of return, subsequent price discounts, price protection or other allowances for shipments completed.

The majority of the Company’s deferred revenue consists of the unrecognized portion of revenue from sales of its support and service contracts. The Company records amounts to be recognized during the twelve months following the balance sheet date in deferred revenue, current portion in the consolidated balance sheets, and the remainder in deferred revenue, non-current portion in the consolidated balance sheets. As of January 31, 2015, the weighted average remaining contract period related to non-current deferred revenue was approximately 2.2 years.

In November 2014, the Company announced its Storage on Demand (SoD) service offering, for enterprises and service providers managing storage in cloud environments. Under this pay-as-you-go subscription model, customers are generally billed on a monthly basis based on the amount of data consumed during the month. The SoD service offering includes all support services such as InfoSight. Revenue is recognized as services are performed. SoD revenue is recognized in support and service revenue in the consolidated statements of operations.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs for the years ended January 31, 2015, 2014 and 2013 were $3.0 million, $1.2 million and $0.4 million, respectively.

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

The Company determines the fair value of its stock options and shares of common stock to be issued related to its employee stock purchase plan (ESPP) on the date of grant utilizing the Black-Scholes-Merton option-pricing model, and is impacted by the fair value of its common stock, as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected common stock price volatility over the term of the option awards, the expected term of the awards, risk-free interest rates and expected dividend yield. The Company generally recognizes compensation expense for stock option grants and ESPP on a straight-line basis over the requisite service period, which is generally four years for stock options, and six months to two years for ESPP. Stock-based compensation expense recognized at fair value includes the impact of estimated forfeitures.

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

Derivative Financial Instruments

During the year ended January 31, 2015, the Company entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are offset with the gains and losses on the forward contracts. The Company does not enter into foreign currency forward contracts for trading or speculative purposes. These instruments are marked to market through earnings every period and generally are one month in original maturity. The net gain or loss from the settlement of these foreign currency forward contracts is recorded in other expense, net in the consolidated statements of operations.

Net Loss Per Share Attributable to Common Stockholders

Prior to the Company’s initial public offering on December 13, 2013, the Company calculated its basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considers all series of its redeemable convertible preferred stock to be participating securities. In the event a dividend is declared or paid on the Company’s common stock, holders of redeemable convertible preferred stock are entitled to a proportionate share of such dividend in proportion to the holders of common stock on an as-if converted basis. Under the two-class method, basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, less shares subject to repurchase. Net loss attributable to common stockholders is determined by allocating undistributed earnings between common and redeemable convertible preferred stockholders. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, options to purchase common stock, repurchasable shares from early exercised options, unvested RSUs and shares subject to ESPP withholding are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible redeemable preferred stock as the convertible redeemable preferred stock do not have a contractual obligation to share in the Company’s losses.

On December 13, 2013, all shares of redeemable convertible preferred stocks were converted to common stock.

The following table sets forth the computation of net loss per share (in thousands, except per share amounts):

	Year Ended January 31,
	2015	2014	2013
Numerator:
Net loss	$(98,846)	$(43,123)	$(27,857)
Add: accretion of redeemable convertible preferred stock	—	(36)	(34)

Net loss attributable to common stockholders	$(98,846)	$(43,159)	$(27,891)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	72,304	26,772	18,236

Net loss per share—basic and diluted	$(1.37)	$(1.61)	$(1.53)

The following potentially dilutive securities were excluded (as common stock equivalents) from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive (in thousands):

	As of January 31,
	2015	2014	2013
Shares subject to options to purchase common stock	12,360	16,329	12,019
Unvested restricted stock units	5,743	626	—
Unvested early exercised common shares	704	1,593	1,866
Employee stock purchase plan	320	—	—
Redeemable convertible preferred stock	—	—	38,868

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

In November 2014, the Company entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. These instruments are marked to market through earnings every period and generally are one month in original maturity. These instruments are classified within level 2 of the fair value hierarchy. As of January 31, 2015, the fair value of foreign exchange forward contracts outstanding was a loss of $59,000. The Company’s derivative assets and derivative liabilities as of January 31, 2015 are as follows (in thousands):

	As of January 31, 2015
	Nominal Amount	Fair Value
Forward Contracts:
Purchased	$—	$—
Sold	$17,324	$(59)

4. Balance Sheet Components

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2015	2014
Computer equipment	$9,226	$5,619
Lab equipment	17,768	6,517
Software	3,443	1,443
Furniture and fixtures	3,287	2,069
Leasehold improvements	14,461	8,377
Construction in progress	1,223	694
Demonstration equipment	1,256	770

Total property and equipment	50,664	25,489
Less: accumulated depreciation	(13,948)	(5,280)

Total property and equipment, net	$36,716	$20,209

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

Depreciation expense related to property and equipment for the years ended January 31, 2015, 2014 and 2013 was $8.8 million, $4.2 million and $1.1 million, respectively.

5. Employee Loans

During the years ended January 31, 2011 and 2012, the Company issued full recourse loans to two employees to facilitate the exercise of their stock options. The first of these loans was issued in December 2011 with a principal amount of $1.0 million and an interest rate of at 1.3% per annum. The loan was contractually due and payable in full in December 2020 or upon such earlier date that the Company files a registration statement related to an initial public offering. The second of these loans was issued in June 2012 with a principal amount of $439,000 and an interest of 2.3% per annum. The loan was contractually due and payable in full in June 2020 or upon such earlier date that the Company files a registration statement related to an initial public offering. The principal loan amount and the accrued interest were $1.6 million as of January 31, 2013, and were reported as a deduction from stockholders’ equity on the Company’s consolidated balance sheets. Both of these loans and related interest were repaid in full in August 2013.

6. Commitments and Contingencies

Leases

The Company leases its facilities under various noncancelable operating leases with fixed rental payments. Rent expense totaled $5.3 million, $3.1 million and $0.5 million for the years ended January 31, 2015, 2014 and 2013, respectively. Future minimum commitments under these operating leases as of January 31, 2015 were as follows (in thousands):

Years ending January 31:
2016	$6,045
2017	6,215
2018	6,246
2019	6,399
2020	6,557
Thereafter	11,541

$43,003

In July 2014, the Company entered into a new facility lease agreement for its North Carolina office. The 84-month lease commenced on August 1, 2014 and provides 47,986 square feet of space. Total rent, including common area maintenance expense and fixed operating expense, payable over the lease period is $5.0 million. As part of the lease agreement, the Company will receive an allowance of $1.4 million for tenant improvements. This allowance was included in the calculation of rent expense and related deferred rent balances. As a condition of the lease agreement, the Company is required to maintain a letter of credit of $0.9 million, with the landlord named as the beneficiary. In December 2014, the Company amended the lease agreement for its North Carolina office which grants the Company access to an additional 38,909 square feet of space on February 1, 2016 through the same term as the original facility lease.

In April 2013, the Company entered into a facility lease agreement. The 96-month lease commenced on November 1, 2013 and provides 164,608 square feet space in San Jose, California.

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

On October 29, 2013, NetApp, Inc. (NetApp) filed a lawsuit in United States District Court, Northern District of California, alleging violations of the federal Computer Fraud and Abuse Act (“CFAA”), trade secret misappropriation, unfair competition and related state law claims. The Company and three individuals, a sales engineer employee of an Australian affiliate, along with a sales representative and program manager of the Company, have been named as defendants. On January 10, 2014, NetApp filed a First Amended Complaint that added similar state law claims against three additional individuals as defendants. The First Amended Complaint alleges that the Australian defendant, a former employee of a NetApp reseller, accessed NetApp’s password-protected website allegedly restricted to NetApp partners, resellers, employees and customers, and downloaded confidential and proprietary information in violation of the Computer Fraud and Abuse Act. It further alleges that the other five individual defendants, who were formerly employed at NetApp, downloaded NetApp company documents and materials, including allegedly confidential and trade secret information and/or deleted NetApp documents and materials, prior to leaving NetApp. The complaint seeks unspecified damages and injunctive relief. The Company filed a response to the complaint on February 18, 2014. On May 12, 2014, the Court dismissed Nimble and all of the individual defendants except for the Australian defendant from the lawsuit. The court allowed NetApp to file an amended complaint concerning some of its claims, and NetApp filed a Second Amended Complaint on June 2, 2014. The Second Amended Complaint contains claims of alleged violations of the Computer Fraud and Abuse Act, unfair competition and related state law claims against the Company and the employee of an Australian affiliate of the Company. On January 29, 2015, the Court dismissed all claims for monetary damages against Nimble, including all claims based on the CFAA, with prejudice. The only remaining claim against Nimble is a narrowed claim of unfair competition under California and Professions Code Section 17200, which does not provide for monetary damages. The Court also dismissed, with prejudice, a portion of the CFAA claim, the trespass to chattel claim entirely, and a portion of the unfair competition claim against the Australian defendant. Following the Court’s order, the parties participated in a settlement conference on February 9, 2015 with the Court and were ordered to return on February 19, 2015 to continue discussing possible settlement of the federal lawsuit.

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

On July 30, 2014, NetApp, the Company and the individual defendants participated in mediation of both lawsuits to work towards a mutually agreeable resolution to these cases, which was unsuccessful. The parties also participated in a settlement conference under the jurisdiction of the United States District Court, Northern District of California on February 9, 2015, February 19, 2015 and March 16, 2015. The parties entered into a written settlement agreement effective March 16, 2015, the terms of which are confidential. The settlement, which is not material to the Company’s consolidated financial statements, resolved all remaining claims in the two pending litigations. Dismissals with prejudice will be entered within five days of executing the settlement agreement.

On January 23, 2015, one of the Company’s insurance carriers, Beazley Insurance Company, Inc., filed a lawsuit in the United States District Court for the Northern District of California, seeking a declaratory judgment and reimbursement against the Company, the individual defendants in the federal and state lawsuits with NetApp, and the Company’s other insurance carrier, National Union Fire Insurance Company of Pittsburg, PA. Through the lawsuit, Beazley is seeking a legal determination that it has no duty to defend or indemnify the defendants in the federal and state NetApp lawsuits, and that it is entitled to reimbursement of amounts paid under its insurance policy with the Company. The lawsuit has not yet been served and there has been no formal activity in the matter. The Company has agreed to voluntarily participate in a mediation currently scheduled for April 13, 2015 in an effort to resolve the insurance coverage dispute. A case management conference has been scheduled for May 21, 2015. No other activity has occurred in the case.

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

Purchase Commitments

The Company purchases components from a variety of suppliers and one contract manufacturer to provide manufacturing services for products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with its contract manufacturer and supplier that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the requirements. These agreements generally do not include any legally binding minimum commitment obligations. As of January 31, 2015, the Company had $22.7 million in several non-cancelable software license and service agreements for the internal use of software and services for vendor and customer relationship management, human resource, inventory forecasting application and communication and desktop applications and several operating commitments to fulfill inventory requirements arising from growing forecasts.

7. Common Stock

In December 2013, the Company completed its initial public offering of 9,200,000 shares of its common stock at a public offering price of $21.00 per share. Net cash proceeds from the initial public offering were approximately $175.4 million.

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

As of January 31, 2015, there were 750,000,000 shares of common stock authorized with a par value of $0.001 per share. The Company had reserved the following shares of authorized but unissued common stock:

As of January 31, 2015
Issued and outstanding stock options	12,360,137
Unvested restricted stock units	5,743,117
Equity incentive plans	8,548,742
Employee stock purchase plan	2,400,928

29,052,924

8. Equity Incentive Plans

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

In December 2013, in connection with the closing of the Company’s initial public offering, the 2008 Plan was terminated and shares authorized for issuance under the 2008 Plan were cancelled (except for those shares reserved for issuance upon exercise of outstanding stock options). As of January 31, 2015, options to purchase and restricted stock units to convert to a total of 12,675,050 shares of common stock were outstanding under the 2008 Plan pursuant to their original terms and no shares were available for future grant.

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

Initially, the aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2013 Plan after the 2013 Plan becomes effective is 10,168,504 shares, plus any reserved shares not issued or subject to outstanding grants under the 2008 Plan on the date the 2013 Plan became effective, shares that are subject to stock options or RSUs granted under the 2008 Plan that cease to be subject to such stock options or other awards by forfeiture or otherwise or are issued and later forfeited or repurchased by the Company after the date the 2013 Plan became effective, and shares that are subject to stock options or other awards under the 2008 Plan that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any award. The number of shares available for grant and issuance under the 2013 Plan will automatically increase on February 1st of each of the calendar years 2014 through 2022, by the lesser of (i) 5% of the number of shares issued and outstanding on each January 31st immediately prior to the date of increase or (ii) such number of shares determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2013 Plan is 300 million shares. As of January 31, 2015, stock options to purchase and restricted stock units to convert to a total of 5,428,204 shares of common stock were outstanding under the 2013 Plan and 8,548,742 shares were reserved for future issuance.

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

Eligible employees may participate through payroll deductions of 1% to 15% of their earnings. Common stock will be issued to participating employees at a price per share equal to 85% of the lesser of (a) the fair market value on the offering date, or (b) the fair market value on the purchase date. In accordance with the 2013 ESPP, the fair market value of the Company’s common stock on the first day of the initial offering period was $21.00, the price per share at which shares were first sold to the public in the Company’s initial public offering, as specified in the Company’s final prospectus filed with the Securities and Exchange Commission on December 13, 2013 pursuant to Rule 424(b). As of January 31, 2015, the Company had 2,400,928 shares reserved for future issuance.

Early Exercises of Stock Options

Stock options granted under the 2008 Plan provide employee option holders, if approved by the Board, the right to exercise unvested options in exchange for restricted common stock, which is subject to a repurchase right held by the Company at the lower of (i) the fair market value of its common stock on the date of repurchase or (ii) the original purchase price. Early exercises of options are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises are recorded as a liability. As of January 31, 2015 and 2014, there were 704,226 and 1,593,298 shares, respectively, subject to repurchase related to stock options early exercised and unvested. These amounts are reclassified to common stock and additional paid-in capital as the underlying shares vest. As of January 31, 2015 and 2014, the Company recorded a liability related to these shares subject to repurchase in the amount of $2.1 million and $4.4 million, respectively, within other long-term liabilities in its consolidated balance sheets.

During the year ended January 31, 2015, the Company repurchased 35,146 early exercised shares of outstanding common stock at a weighted-average price of $3.59 per share for an aggregate purchase price of $126,000. During the year ended January 31, 2014, the Company repurchased 125,035 early exercised shares of outstanding common stock at a weighted-average price of $1.75 per share for an aggregate purchase price of $219,000. During the year ended January 31, 2013, the Company repurchased 17,844 shares of outstanding common stock at a weighted-average price of $1.34 per share for an aggregate purchase price of $24,000. The common stock repurchased is removed from common stock outstanding, is not held in treasury stock and is available for reissuance.

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

Stock Options and RSUs

The following is a summary of the Company’s stock option and RSU activity during the year ended January 31, 2015 (in thousands, except per-share amounts):

		Shares Subject to Options Outstanding		Outstanding RSUs
	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted- Average Exercise Price	Outstanding RSUs	Weighted- Average Grant Date Fair Value
Balance as of January 31, 2014	10,142	16,329	$2.99	626	$18.81
Additional options and RSUs authorized for issuance	3,583	—	N/A	—	N/A
Options granted	(100)	100	25.94	—	N/A
Options exercised	—	(3,543)	2.22	—	N/A
Options canceled	526	(526)	8.49	—	N/A
Options repurchased	35	—	N/A	—	N/A
RSUs granted	(5,988)	—	N/A	5,988	31.30
RSUs vested	—	—	N/A	(523)	33.21
RSUs canceled	348	—	N/A	(348)	28.08
RSUs withheld for tax	3	—	N/A	—	N/A

Balance as of January 31, 2015	8,549	12,360	$3.16	5,743	$30.07

The following table summarizes information about the Company’s stock options outstanding as of January 31, 2015 (in thousands, except per-share amounts):

	Shares Subject to Options Outstanding
	Number of Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(in thousands)
Vested and expected to vest as of January 31, 2015	11,705	$3.07	7.38	$226,648
Exercisable as of January 31, 2015	11,468	2.77	7.32	225,446

The options exercisable as of January 31, 2015 included options that are exercisable prior to vesting. The intrinsic value of options vested and expected to vest and become exercisable as of January 31, 2015 was calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of January 31, 2015. The intrinsic value of exercised options for the years ended January 31, 2015, 2014 and 2013 was $89.1 million, $10.0 million and $2.5 million, respectively, and was calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The fair value of stock options that vested in the years ended January 31, 2015, 2014 and 2013 was $11.4 million, $3.9 million and $2.4 million, respectively.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense related to stock options, RSUs and ESPP (in thousands):

	Year Ended January 31,
	2015	2014	2013
Cost of product revenue	$1,508	$232	$48
Cost of support and service revenue	2,380	468	114
Research and development	15,137	3,049	874
Sales and marketing	27,752	3,674	1,029
General and administrative	10,290	1,726	539

Total stock-based compensation expense	$57,067	$9,149	$2,604

The weighted-average fair value of options granted was $14.52, $3.94 and $1.33 per share for the years ended January 31, 2015, 2014 and 2013, respectively. The Company started to issue RSUs in the year ended January 31, 2014. The weighted-average fair value of RSUs granted was $31.30 and $18.92 per share for the years ended January 31, 2015 and 2014, respectively. The weighted average fair value of stock purchase rights granted was $7.20 and $6.91 per share for the year ended January 31, 2015 and 2014, respectively.

As of January 31, 2015, there was $18.8 million of unrecognized stock-based compensation expense for stock options that will be recognized over the remaining weighted-average period of 2.4 years. As of January 31, 2015, there was $154.5 million of unrecognized stock-based compensation expense for RSUs that will be recognized over the remaining weighted-average period of 3.4 years. As of January 31, 2015, there was $3.5 million of unrecognized stock-based compensation expense for stock purchase rights that will be recognized over the remaining offering period, through September 2016.

The Company estimated the fair value of employee stock options using a Black-Scholes-Merton option-valuation model with the following assumptions:

	Year Ended January 31,
	2015	2014	2013
Expected term (in years)	6.0	6.0	5.8
Volatility	59%	62%	62%
Risk-free interest rate	1.8%	0.8% - 2.0%	0.6% - 3.6%
Dividend yield	0%	0%	0%

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

The Company accounted for the stock purchase rights at the grant date (first day of the offering period) by valuing the four purchase periods separately. The value of the stock purchase right consists of: (1) 15% discount on the purchase of the stock and (2) 85% of the call option. The call option was valued using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Year Ended January 31,
	2015	2014
Expected term (in years)	0.5 - 2.0	0.8 - 2.3
Volatility	32% - 47%	43% - 48%
Risk-free interest rate	0.1% - 0.6%	0.1% - 0.4%
Dividend yield	0%	0%

9. 401(k) Plan

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

10. Income Taxes

The provision for income taxes is based upon the loss before provision for income taxes as follows (in thousands):

	Year Ended January 31,
	2015	2014	2013
U.S. operations	$(100,136)	$(44,007)	$(27,972)
Non-U.S. operations	2,127	1,309	214

	$(98,009)	$(42,698)	$(27,758)

The Company’s provision for income taxes of $0.8 million for the year ended January 31, 2015 consisted of current foreign taxes, current state taxes and deferred foreign taxes. The Company’s provision for income taxes of $0.4 million for the year ended January 31, 2014 consisted of current foreign taxes, current federal taxes, current state taxes and deferred foreign taxes. The Company’s provision for income taxes of $0.1 million for the year ended January 31, 2013 consisted of current foreign taxes and current state taxes.

The Company’s effective tax rate differs from the U.S. federal statutory tax rate due to the following (in thousands):

	Year Ended January 31,
	2015	2014	2013
U.S. federal taxes at statutory tax rate	$(33,323)	$(14,492)	$(9,438)
State taxes, net of federal benefit	(2,743)	(1,414)	(1,414)
Nondeductible expenses	396	218	187
Nondeductible stock-based compensation	5,293	1,469	689
Research and development credits	(2,739)	(1,609)	(855)
Change in valuation allowance	33,942	16,253	10,930
Other	11	—	—

Provision for income taxes	$837	$425	$99

The significant components of net deferred tax assets were as follows (in thousands):

	As of January 31,
	2015	2014
Deferred tax assets:
Net operating losses	$42,696	$25,379
Depreciation	352	366
Accruals and reserves	8,090	6,528
Deferred revenue	6,748	2,285
Stock-based compensation	9,197	1,174
Research and development tax credits	6,427	3,600

Gross deferred tax assets	73,510	39,332
Depreciation and amortization	(11)	—

Net deferred tax assets prior to valuation allowance	73,499	39,332
Valuation allowance	(73,235)	(39,260)

Total net deferred tax assets	$264	$72

The net valuation allowance increased by $34.0 million during the years ended January 31, 2015. Management has recorded a full valuation allowance against its net domestic deferred tax assets as it is not more likely than not that the assets will be realized based on the Company’s history of losses.

As of January 31, 2015, the Company had net operating loss carryforwards and research and development credits as follows (in thousands):

	Amount	Expiration Year
Net operating losses, federal	$170,787	2028-2035
Net operating losses, state	90,534	2028-2035
Research and development credits, federal	5,689	2028-2035
Research and development credits, California	5,749	2029 - Indefinite
Research and development credits, North Carolina	74	2029 - Indefinite

The Company uses the ‘with-and-without’ approach to determine the recognition and measurement of excess tax benefits. Accordingly, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. As of January 31, 2015, the amount of such excess tax benefits from stock options included in net operating losses was $57.9 million and $9.7 million for federal and California purposes. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research and alternative minimum tax credits, through its statements of operations. Federal and California tax laws impose limitations on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Company determined there was no “ownership change” as of January 31, 2015.

The Company does not intend on remitting undistributed earnings of foreign subsidiaries and, accordingly, no deferred tax liability has been established relative to these earnings. As of January 31, 2015, the Company’s undistributed earnings of foreign subsidiaries were $2.4 million.

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of its income tax provision. The Company recognized de minimis interest and penalties related to uncertain tax positions for the years ended January 31, 2015, 2014 and 2013.

A reconciliation of the beginning and ending balances of gross unrecognized tax benefits, before interest and penalties is as follows (in thousands):

Amount
Balance as of January 31, 2012	$548
Additions for tax positions related to prior year	0
Additions for tax positions related to current year	535
Reductions for tax positions related to prior year	0

Balance as of January 31, 2013	1,083
Additions for tax positions related to prior year	9
Additions for tax positions related to current year	955
Reductions for tax positions related to prior year	0

Balance as of January 31, 2014	2,047
Additions for tax positions related to prior year	153
Additions for tax positions related to current year	1,594
Reductions for tax positions related to prior year	(6)

Balance as of January 31, 2015	$3,788

The gross unrecognized tax benefits, if recognized, would affect the effective tax rate by approximately $39,000 as of January 31, 2015. While it is often difficult to predict the final outcome of any particular uncertain tax position, the Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits as of January 31, 2015 will materially change in the next 12 months.

The Company files federal, state, and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and state income tax purposes, the statute of limitations currently remains open for all years due to the Company’s NOL carryforwards. The Company is not currently under examination in any jurisdiction.

The Company recorded an income tax provision of $0.8 million for the year ended January 31, 2015. The income tax provision for the year ended January 31, 2015 reflected mainly income tax expense in non-U.S. jurisdictions. The Company continues to maintain a valuation allowance for its U.S. federal and state deferred tax assets.

11. Segments

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

Revenue by country or region, based on the mailing address of the customer, for the periods presented was as follows (in thousands):

	Year Ended January 31,
	2015	2014	2013
North America	$186,145	$107,305	$49,330
EMEA	28,210	11,731	3,895
APAC	13,303	6,550	573
Other	15	147	42

Total revenue	$227,673	$125,733	$53,840

Long-lived assets located in the following countries and regions as of each period end were as follows (in thousands):

	As of January 31,
	2015	2014
North America	$40,521	$24,069
Other	433	252

Total long-lived assets	$40,954	$24,321

12. Line of Credit

In October 2013, the Company entered into an agreement with Wells Fargo Bank, National Association (Wells Fargo) to provide a secured revolving credit facility (the Credit Facility) that allows the Company to borrow up to $15.0 million for general corporate purposes. There was a $0.9 million reduction of the available line related to the Letter of Credit issued in July 2014 for the Company’s new facility lease in North Carolina. As of January 31, 2015, the remaining Credit Facility available for borrowings was $14.1 million. Amounts outstanding under the Credit Facility will bear interest at Wells Fargo’s prime rate with accrued interest payable on a monthly basis. In addition, the Company is obligated to pay a commitment fee of 0.20% per annum on the unused portion of the Credit Facility, with such fee payable on a quarterly basis. As of January 31, 2015, the commitment fee was capitalized and being amortized on the Company’s consolidated balance sheet. The Credit Facility was renewed in September 2014 for an incremental two-year period and now expires in October 2016. Under the credit facility renewal, the Company granted to Wells Fargo a first priority lien in its accounts receivable and other corporate assets, agreed to not pledge its intellectual property to other parties and became subject to certain reporting and financial covenants, as follows: (1) maintain minimum tangible net worth, defined as the aggregate of total stockholders’ equity plus subordinated debt less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals, of $135 million; and (2) maintain a monthly ratio of not less than 1.25 to 1.00, based on the aggregate of its cash and net accounts receivable divided by total current liabilities minus current deferred revenue. As of January 31, 2015, no amounts had been drawn against the Credit Facility.

13. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in fiscal 2015 and 2014 (in thousands, except per share data):

	Quarter Ended
	April 30, 2013	July 31, 2013	October 31, 2013	January 31, 2014	April 30, 2014	July 31, 2014	October 31, 2014	January 31, 2015
Net revenues	$22,124	$28,478	$33,411	$41,720	$46,547	$53,761	$59,096	$68,269
Gross profit	13,581	18,180	22,022	27,739	30,212	35,245	38,432	44,831
Net loss	(9,371)	(10,463)	(10,136)	(13,153)	(19,595)	(26,117)	(28,389)	(24,745)
Accretion of redeemable convertible preferred stock	(10)	(11)	(10)	(5)	—	—	—	—

Net loss attributable to common stockholders	$(9,381)	$(10,474)	$(10,146)	$(13,158)	$(19,595)	$(26,117)	$(28,389)	$(24,745)

Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(0.51)	$(0.48)	$(0.29)	$(0.28)	$(0.37)	$(0.39)	$(0.33)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, or the Exchange Act, require public companies to maintain “disclosure controls and procedures.” Rule 13a-15(e) and Rule 15d-15(e) require that a company’s controls and other procedures are designed to ensure information required to be disclosed in the reports it files, or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s, or the SEC’s, rules and forms. Disclosure controls and procedures include, without limitation, controls and other procedures designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K for the financial year ended January 31, 2015. Based on the evaluation, as of January 31, 2015, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of January 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended January 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of the Company’s common stock (collectively “reporting persons”), to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms furnished to us and written representations from reporting persons that all reportable transactions were reported, we believe that during the fiscal year ended January 31, 2015 the Company’s reporting persons timely filed all reports they were required to file under Section 16(a); except two reports, covering a total of six transactions, were filed late by Mr. Maheshwari; and one report, covering a total of two transactions, was filed late by Mr. Leary.

Codes of Business Conduct and Ethics

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on the second day of April, 2015.

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

Signature	Title	Date

/s/ Suresh Vasudevan Suresh Vasudevan	Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2015

/s/ Anup Singh Anup Singh	Chief Financial Officer (Principal Accounting and Financial Officer)	April 2, 2015

/s/ Varun Mehta Varun Mehta	Founder, Vice President of Engineering and Director	April 2, 2015

/s/ Frank Calderoni Frank Calderoni	Director	April 2, 2015

/s/ James J. Goetz James J. Goetz	Director	April 2, 2015

/s/ William D. Jenkins, Jr. William D. Jenkins, Jr.	Director	April 2, 2015

/s/ Jerry M. Kennelly Jerry M. Kennelly	Director	April 2, 2015

/s/ Ping Li Ping Li	Director	April 2, 2015

/s/ William J. Schroeder William J. Schroeder	Director	April 2, 2015

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation.	S-1	333-191789	3.2	December 2, 2013
3.2	Amended and Restated Bylaws.	S-1	333-191789	3.4	December 2, 2013
4.1	Form of Common Stock Certificate.	S-1	333-191789	4.1	December 10, 2013
4.2	Amended and Restated Investors Rights Agreement, dated August 10, 2012, by and among the Registrant and certain of its stockholders, as amended.	S-1	333-191789	4.2	October 18, 2013
10.1+	Form of Indemnification Agreement.	S-1	333-191789	10.1	December 2, 2013
10.2+	2008 Equity Incentive Plan and forms of award agreements.	S-1	333-191789	10.2	October 18, 2013
10.3+	2013 Equity Incentive Plan, as amended and restated, and forms of award agreements.	10-Q	001-36233	10.3	December 12, 2014
10.4+	2013 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-191789	10.4	December 2, 2013
10.5+	Offer Letter, accepted and agreed to January 3, 2011, by and between the Registrant and Suresh Vasudevan.	S-1	333-191789	10.5	October 18, 2013
10.6+	Offer Letter, accepted and agreed to October 22, 2011, by and between the Registrant and Anup Singh.	S-1	333-191789	10.6	October 18, 2013
10.8	Office Lease, dated April 19, 2013, by and between the Registrant and RO Parkway Associates, LLC.	S-1	333-191789	10.8	October 18, 2013
10.9+	Change in Control Severance Policy.	S-1	333-191789	10.9	October 18, 2013
10.10	Credit Agreement dated October 1, 2013, by and between the Registrant and Wells Fargo Bank, National Association.	S-1	333-191789	10.10	October 18, 2013
10.11	Security Agreement dated October 1, 2013, by and between the Registrant and Wells Fargo Bank, National Association.	S-1	333-191789	10.11	October 18, 2013
10.12	Third Amendment to Credit Agreement dated September 19, 2014, by and between Registrant and Wells Fargo Bank, National Association.	10-Q	001-36233	10.4	December 12, 2014
21.1	Subsidiaries of the Registrant.	S-1	333-191789	21.1	October 18, 2013
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see page 94 to this report).					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

+	Indicates a management contract or compensatory plan.
*	As contemplated by Securities Exchange Commission Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Nimble Storage, Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.