Form 10-Q
period 2015-04-30
Nimble Storage Inc
filed 2015-06-08
CIK 1452751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting Company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 31, 2015, there were approximately 77.9 million shares of the Registrant’s Common Stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Nimble Storage, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	As of
	April 30, 2015	January 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$201,459	$208,394
Accounts receivable, net of allowance for doubtful accounts of $0 as of April 30, 2015 and January 31, 2015	44,254	35,271
Inventories	12,941	11,981
Prepaid expenses and other current assets	5,140	4,974

Total current assets	263,794	260,620
Property and equipment, net	38,818	36,716
Restricted cash, non-current	3,985	3,983
Other long-term assets	288	255

Total assets	$306,885	$301,574

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,722	$19,799
Accrued compensation and benefits	12,462	21,128
Deferred revenue, current portion	40,315	34,246
Other current liabilities	7,407	8,063

Total current liabilities	80,906	83,236
Deferred revenue, non-current portion	45,943	40,200
Other long-term liabilities	9,706	9,566

Total liabilities	136,555	133,002

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 5,000 shares authorized, no shares issued and outstanding as of April 30, 2015 and January 31, 2015	—	—
Common stock, par value of $0.001 per share; 750,000 shares authorized as of April 30, 2015 and January 31, 2015; 77,851 and 76,191 shares issued and outstanding as of April 30, 2015 and January 31, 2015, respectively	72	71
Additional paid-in capital	399,437	368,689
Accumulated other comprehensive loss	(255)	(250)
Accumulated deficit	(228,924)	(199,938)

Total stockholders’ equity	170,330	168,572

Total liabilities and stockholders’ equity	$306,885	$301,574

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,
	2015	2014
Revenue:
Product	$60,193	$41,235
Support and service	11,095	5,312

Total revenue	71,288	46,547
Cost of revenue:
Product	19,141	13,011
Support and service	5,652	3,324

Total cost of revenue	24,793	16,335
Gross profit	46,495	30,212
Operating expenses:
Research and development	21,709	14,217
Sales and marketing	44,443	29,202
General and administrative	9,261	6,437

Total operating expenses	75,413	49,856

Loss from operations	(28,918)	(19,644)
Interest income (expense), net	68	(4)
Other income, net	76	209

Loss before provision for income taxes	(28,774)	(19,439)
Provision for income taxes	212	156

Net loss	$(28,986)	$(19,595)

Net loss per share, basic and diluted	$(0.38)	$(0.28)

Weighted-average shares used to compute net loss per share, basic and diluted	76,506	70,319

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2015	2014
Net loss	$(28,986)	$(19,595)
Other comprehensive income (loss), net of taxes:
Change in cumulative translation adjustment	(5)	71

Comprehensive loss	$(28,991)	$(19,524)

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(28,986)	$(19,595)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,312	1,758
Stock-based compensation expense	20,985	9,557
Recoveries for allowance for doubtful accounts	(1)	(25)
Provision (recoveries) for excess and obsolete inventories	25	(18)
Changes in operating assets and liabilities:
Accounts receivable	(8,982)	(8,102)
Inventories	(906)	(1,845)
Prepaid expenses and other assets	(199)	(1,023)
Accounts payable	2,625	5,618
Deferred revenue	11,812	8,587
Accrued and other liabilities	(7,992)	5,540

Net cash provided by (used in) operating activities	(8,307)	452
Cash flows from investing activities:
Purchase of property and equipment	(8,057)	(3,728)
Change in restricted cash	(2)	—

Net cash used in investing activities	(8,059)	(3,728)
Cash flows from financing activities:
Payment of issuance costs related to issuance of common stock	—	(1,210)
Proceeds from exercise of stock options, net of repurchases	2,108	306
Proceeds from issuance of stock under employee stock purchase plan	7,201	—
Excess tax benefit from employee stock plans	124	—
Payment of taxes related to net settlement of restricted stock units	—	(125)

Net cash provided by (used in) financing activities	9,433	(1,029)
Foreign exchange impact on cash and cash equivalents	(2)	70

Net decrease in cash and cash equivalents	(6,935)	(4,235)
Cash and cash equivalents, beginning of period	208,394	208,486

Cash and cash equivalents, end of period	$201,459	$204,251

Supplemental disclosure of cash flow information:
Cash paid for income taxes	73	34
Cash paid for interest	13	—
Supplemental disclosure of noncash investing and financing activities:
Vesting of early exercised stock options	377	666
Purchase of property and equipment not yet paid	3,717	2,529

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

These interim Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of April 30, 2015, the Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Loss and the Consolidated Statements of Cash Flows for the three months ended April 30, 2015 and April 30, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended January 31, 2015 filed with the SEC on April 2, 2015. The results of operations for the three months ended April 30, 2015 are not necessarily indicative of the results to be expected for the full year.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies for the three months ended April 30, 2015, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company’s policy is to maintain an allowance for doubtful accounts based upon the expected collectability of its accounts receivable, which takes into consideration specific customer creditworthiness and current economic trends. During the third and fourth quarters of the year ended January 31, 2014, the Company consolidated the majority of its North American sales to three distributors, and as a result, accounts receivable and revenue increased in concentration. The majority of previous value added resellers

(VARs) are now purchasing from our distributors. Of all the Company’s customers, which include direct end-customers, VARs and distributors, the following customers individually accounted for more than 10% of the Company’s accounts receivable and revenue at the end of and for each period presented:

	% of Accounts Receivable		% of Revenue
	As of		Three Months Ended April 30,
	April 30, 2015	January 31, 2015	2015	2014
Customer A	41%	44%	42%	55%
Customer B	21%	18%	20%	*
Customer C	18%	16%	17%	22%

*	Represents less than 10%.

There are no concentrations of business transacted with a particular market that would severely impact the Company’s business in the near term. However, the Company currently relies on one key contract manufacturer and supplier to produce most of its products; any disruption or termination of these arrangements could materially adversely affect the Company’s operating results.

Warranties

The Company provides a standard one-year warranty for hardware components covering material defects in materials and workmanship. In addition, the Company provides a 90-day warranty on the embedded software in its products for non-conformance with documented specifications. The Company accrues for estimated warranty costs based upon historical experience, and periodically assesses the adequacy of its recorded warranty liability at the end of each period. These costs are expensed as incurred and included in cost of product revenue in the Company’s consolidated statements of operations. In addition, failed parts recovered from customers are submitted to the Company’s suppliers for repair or replacement. These cost recoveries are offset against the Company’s warranty costs. The Company records warranty liability in other current liabilities in its consolidated balance sheet. As of April 30, 2015, the Company’s warranty liability was not material.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued new authoritative guidance on fees paid in a cloud computing arrangement. The standard requires customers in a cloud computing arrangement to evaluate whether the arrangement includes a software license. If the arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The standard is effective for us for our first quarter of fiscal 2017, although early adoption is permitted, and will be applied on either a prospective or retrospective basis. We are currently evaluating adoption methods and whether this standard will have a material impact on our consolidated financial statements.

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

3. Net Loss Per Share

The following table sets forth the computation of net loss per share (in thousands, except per share amounts):

	Three Months Ended April 30,
	2015	2014
Numerator:
Net loss	$(28,986)	$(19,595)

Denominator:
Weighted-average number of shares outstanding - basic and diluted	76,506	70,319

Net loss per share - basic and diluted	$(0.38)	$(0.28)

The following potentially dilutive securities were excluded (as common stock equivalents) from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive (in thousands):

	As of April 30,
	2015	2014
Shares subject to options to purchase common stock	11,388	16,107
Unvested restricted stock units	6,538	2,038
Unvested early exercised common shares	552	1,332
Employee stock purchase plan	163	191

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

The Company entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. These instruments are marked to market through earnings every period and generally have an original maturity period of one month. These instruments are classified within level 2 of the fair value hierarchy. The fair value of foreign exchange forward contracts outstanding was a loss of $51,000 and $59,000 as of April 30, 2015 and January 31, 2015, respectively. The Company’s derivative assets and derivative liabilities as of April 30, 2015 and January 31, 2015 are as follows (in thousands):

	As of April 30, 2015		As of January 31, 2015
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward Contracts:
Purchased	$—	$—	$—	$—
Sold	$23,413	$(51)	$17,324	$(59)

5. Balance Sheet Components

Inventory

Inventories consist primarily of raw materials related to component parts, finished goods, which include both inventory held for sale and service inventory held at service depots in support of customer service agreements, and customer evaluation inventory. Service inventory held at service depots was $4.6 million and $4.1 million as of April 30, 2015 and January 31, 2015, respectively. In addition, inventory reserves were $2.7 million and $2.3 million as of April 30, 2015 and January 31, 2015, respectively.

The following is a summary of the Company’s inventories, net of inventory provisions recorded to adjust inventory to its estimated realizable value, by major category (in thousands):

	As of
	April 30,	January 31,
	2015	2015
Raw materials	$2,342	$2,383
Finished goods	6,802	6,871
Evaluation inventory	3,797	2,727

	$12,941	$11,981

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of
	April 30,	January 31,
	2015	2015
Computer equipment	$9,913	$9,226
Lab equipment	20,959	17,768
Software	3,696	3,443
Furniture and fixtures	3,335	3,287
Leasehold improvements	14,276	14,461
Construction in progress	2,345	1,223
Demonstration equipment	1,636	1,256

Total property and equipment	56,160	50,664
Less: accumulated depreciation	(17,342)	(13,948)

Total property and equipment, net	$38,818	$36,716

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

Depreciation expense related to property and equipment was $3.3 million and $1.8 million for the three months ended April 30, 2015 and 2014, respectively.

6. Commitments and Contingencies

Leases

The Company leases its facilities under various noncancelable operating leases with fixed rental payments. Rent expense totaled $1.5 million and $1.2 million for the three months ended April 30, 2015 and 2014, respectively.

Future minimum commitments under these operating leases as of April 30, 2015 were as follows (in thousands):

Years ending January 31:
2016 (remaining nine months)	$4,984
2017	6,705
2018	6,667
2019	6,567
2020	6,598
Thereafter	12,353

$43,874

In July 2014, the Company entered into a new facility lease agreement for its North Carolina office. The 84-month lease commenced on August 1, 2014 and provides 47,986 square feet of space. Total rent, including common area maintenance expense and fixed operating expense, payable over the lease period is $5.0 million. As part of the lease agreement, the Company will receive an allowance of $1.4 million for tenant improvements. This allowance was included in the calculation of rent expense and related deferred rent balances. In December 2014, the Company amended the lease agreement for its North Carolina office giving the Company access to an additional 38,909 square feet of space on February 1, 2016 through the same term as the original facility lease.

In April 2013, the Company entered into a facility lease agreement with a 96-month lease term that commenced on November 1, 2013 and provides 164,608 square feet of space in San Jose, California. Total rent, including operating expenses, payable over the lease period is $35.5 million. As part of the lease agreement, the Company received $4.9 million in tenant improvement allowance during the year ended January 31, 2014. This tenant improvement allowance was included in the calculation of rent expense and related deferred rent balances. As a condition of the lease agreement, the Company is required to maintain a letter of credit of $3.9 million, with the landlord named as the beneficiary. The Company has the option to extend the term of the lease for an additional period of 60 months.

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

On October 29, 2013, NetApp, Inc. (NetApp) filed a lawsuit in United States District Court, Northern District of California, alleging violations of the federal Computer Fraud and Abuse Act (“CFAA”), trade secret misappropriation, unfair competition and related state law claims. The Company and three individuals, a sales engineer employee of an Australian affiliate, along with a sales representative and program manager of the Company, had been named as defendants. On January 10, 2014, NetApp filed a First Amended Complaint that added similar state law claims against three additional individuals as defendants. The First Amended Complaint alleged that the Australian defendant, a former employee of a NetApp reseller, accessed NetApp’s password-protected website allegedly restricted to NetApp partners, resellers, employees and customers, and downloaded confidential and proprietary information in violation of the Computer Fraud and Abuse Act. It further alleges that the other five individual defendants, who were formerly employed at NetApp, downloaded NetApp company documents and materials, including allegedly confidential and trade secret information and/or deleted NetApp documents and materials, prior to leaving NetApp.

On May 16, 2014, NetApp filed a lawsuit in the Superior Court of California, County of Santa Clara against the Company and five individuals who were dismissed from the federal lawsuit, alleging claims that were similar to those dismissed from the federal lawsuit. The state court complaint sought unspecified damages and injunctive relief.

The parties entered into a written settlement agreement effective March 16, 2015, the terms of which are confidential. The settlement, which is not material to the Company’s consolidated financial statements, resolved all remaining claims in the two pending litigations. Both matters involving NetApp have been dismissed with prejudice.

On January 23, 2015, one of the Company’s insurance carriers, Beazley Insurance Company, Inc., filed a lawsuit in the United States District Court for the Northern District of California, seeking a declaratory judgment and reimbursement against the Company, the individual defendants in the federal and state lawsuits with NetApp, and the Company’s other insurance carrier, National Union Fire Insurance Company of Pittsburg, PA. Through the lawsuit, Beazley was seeking a legal determination that it had no duty to defend or indemnify the defendants in the federal and state NetApp lawsuits, and that it was entitled to reimbursement of amounts paid under its insurance policy with the

Company. The Company reached a settlement with Beazley on or about April 9, 2015, which was memorialized in a written settlement agreement. The complaint for the lawsuit was never served and there was no formal activity in the matter other than an agreement to participate in mediation. The suit was formally dismissed on April 22, 2015. The Company voluntarily participated in a mediation with a second insurance carrier on April 13, 2015 and resolved the remaining coverage issues relating to defense of the NetApp litigations.

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

7. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense related to stock options, RSUs and ESPP (in thousands):

	Three Months Ended April 30,
	2015	2014
Cost of product revenue	$545	$231
Cost of support and service revenue	1,157	393
Research and development	5,431	2,440
Sales and marketing	10,111	4,921
General and administrative	3,741	1,572

Total stock-based compensation expense	$20,985	$9,557

The Company has granted RSUs to certain employees, which is based on the Company meeting certain performance thresholds. The estimated probability of the amount of shares expected to vest was assessed for each reporting period until the total shares granted are determined. For the three months ended April 30, 2015, the Company recognized $3.1 million stock-based compensation related to these RSUs.

8. Income Taxes

The Company’s provision for income taxes of $212,000 and $156,000 for the three months ended April 30, 2015 and 2014, respectively, consisted of current foreign taxes and current state taxes.

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

Revenue by country or region, based on the mailing address of the customer, for the periods presented was as follows (in thousands):

	Three Months Ended April 30,
	2015	2014
North America	$57,903	$38,100
EMEA	9,251	6,051
APAC	4,134	2,390
Other	—	6

Total revenue	$71,288	$46,547

Long-lived assets located in the following countries and regions as of each period end were as follows (in thousands):

	As of
	April 30, 2015	January 31, 2015
North America	$42,582	$40,521
Other	509	433

Total long-lived assets	$43,091	$40,954

10. Line of Credit

In October 2013, the Company entered into an agreement with Wells Fargo Bank, National Association (Wells Fargo) to provide a secured revolving credit facility (the Credit Facility) that allows the Company to borrow up to $15.0 million for general corporate purposes. There was a $0.9 million reduction of the available line related to the Letter of Credit issued in July 2014 for the Company’s new facility lease in North Carolina. In April 2015, the Company increased its Letter of Credit from $0.9 million to $1.1 million, with the landlord named as the beneficiary.

As of April 30, 2015, the remaining Credit Facility available for borrowings was $13.0 million. Amounts outstanding under the Credit Facility will bear interest at Wells Fargo’s prime rate with accrued interest payable on a monthly basis. In addition, the Company is obligated to pay a commitment fee of 0.20% per annum on the unused portion of the Credit Facility, with such fee payable on a quarterly basis. As of April 30, 2015, the commitment fee was capitalized and being amortized on the Company’s consolidated balance sheet. The Credit Facility was renewed in September 2014 for an incremental two-year period and now expires in October 2016. Under the credit facility renewal, the Company granted to Wells Fargo a first priority lien in its accounts receivable and other corporate assets, agreed to not pledge its intellectual property to other parties and became subject to certain reporting and financial covenants, as follows: (1) maintain minimum tangible net worth, defined as the aggregate of total stockholders’ equity plus subordinated debt less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals, of $135 million; (2) maintain a monthly ratio of not less than 1.25 to 1.00, based on the aggregate of its cash and net accounts receivable divided by total current liabilities minus current deferred revenue. As of April 30, 2015, no amounts had been drawn against the Credit Facility.

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

We sell our products through our network of VARs and distributors, and also engage our end-customers through our global sales force. Our channel partners act as an extension of our sales force to market our solutions directly to end-customers and generally do not hold inventory. For certain end-customer orders, products are shipped to resellers, distributors and third-party systems integrators for various reasons including importing of products to non-U.S. countries and systems integration (e.g. SmartStack integrations) prior to shipment to the end-customer or the end-customer specified location(s). We have sales offices located in several international locations, including Australia, England, Germany and Singapore. In addition, we have sales employees located in 20 countries and distribution agreements in 30 countries. Our revenue outside North America was 19% and 18% of our total revenue for the three months ended April 30, 2015 and 2014, respectively, as we increased our sales and marketing efforts on a global basis.

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

We have experienced significant growth in recent periods with total revenue of $71.3 million and $46.5 million in the three months ended April 30, 2015 and 2014, respectively. Our net loss was $29.0 million and $19.6 million in the three months ended April 30, 2015 and 2014, respectively. As our sales and customer base have grown, we have also experienced growth in our deferred revenue from $74.4 million as of January 31, 2015 to $86.3 million as of April 30, 2015. Our gross margin has improved from approximately 64.9% for the three months ended April 30, 2014 to 65.2% for the three months ended April 30, 2015. As a percentage of total revenue, our operating expenses remained at 107% for the three months ended April 30, 2015 and 2014. As a percentage of total revenue, our non-GAAP operating loss declined from (22%) for the three months ended April 30, 2014 to (11%) for the three months ended April 30, 2015. We expect our non-GAAP operating loss as a percentage of revenue to continue to decline as we experience operating leverage in our business.

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

Since our founding, we have invested heavily in growing our business, particularly in research and development and sales and marketing. From January 31, 2014 to April 30, 2015, our headcount has increased from 592 to 904 employees. We intend to continue to invest in development of our solutions and sales and marketing programs to drive sustainable long-term growth. To support future sales, we plan to continue to invest significant resources in sales and marketing.

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

	Three Months Ended April 30,
	2015	2014
	(dollars in thousands)
Total revenue	$71,288	$46,547
Year-over-year percentage increase	53%	110%
Gross margin	65.2%	64.9%
Deferred revenue, current and non-current	86,258	42,096
Net cash provided by (used in) operating activities	(8,307)	452
Non-GAAP Net Loss	(8,001)	(10,038)
Non-GAAP Operating Loss	(7,933)	(10,087)
Non-GAAP Operating Loss as a percentage of total revenue	-11%	-22%
Adjusted EBITDA	(4,545)	(8,120)

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

Our use of Non-GAAP Net Loss, Non-GAAP Operating Loss and Adjusted EBITDA has limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Non-GAAP Net Loss, Non-GAAP Operating Loss and Adjusted EBITDA do not consider the potentially dilutive impact of equity-based compensation, which is an ongoing expense for us;

•	Adjusted EBITDA does not reflect cash capital expenditure requirements for additional capital expenditures;

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	Other companies, including companies in our industry, may calculate Non-GAAP Net Loss, Non-GAAP Operating Loss and Adjusted EBITDA differently, which reduces their usefulness as comparative measures.

Because of these limitations, you should consider Non-GAAP Net Loss, Non-GAAP Operating Loss and Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. We compensate for these limitations by also reviewing our GAAP financial statements.

Reconciliations of Non-GAAP Net Loss and Adjusted EBITDA to net loss and Non-GAAP Operating Loss to operating loss are provided below:

	Three Months Ended April 30,
	2015	2014
	(in thousands)
Net loss	$(28,986)	$(19,595)
Stock-based compensation expense	20,985	9,557

Non-GAAP Net Loss	$(8,001)	$(10,038)

Interest income, net	(68)	4
Provision for income taxes	212	156
Depreciation	3,312	1,758

Adjusted EBITDA	$(4,545)	$(8,120)

Loss from operations	$(28,918)	$(19,644)
Stock-based compensation expense	20,985	9,557

Non-GAAP Operating Loss	$(7,933)	$(10,087)

Components of Operating Results

Revenue

Our total revenue is comprised of the following:

Product Revenue. We generate the substantial majority of our product revenue from the sales of our storage products. It is our practice to identify a direct customer or an end-customer from our VARs and distributors prior to shipment. In the majority of instances, products are shipped directly to the direct customer or the end-customers. For certain end-customer orders, products are shipped to resellers, distributors and third-party systems integrators for various reasons including importing of products to non-U.S. countries and systems integration (e.g. SmartStack integrations) prior to shipment to the end-customer or the end-customer specified location. Assuming all other revenue recognition criteria have been met, we generally recognize revenue upon shipment from our origin location in California, as title and risk of loss are transferred at that time. For certain VARs and distributors, title and risk of loss is transferred upon delivery to the end-customers and revenue is recognized after delivery has been completed. Our arrangements with VARs and distributors do not contain rights of return, subsequent price discounts, price protection or other allowances for shipments completed.

Support and Service Revenue. We generate our support and service revenue primarily from support and service contracts, which include our InfoSight cloud-based monitoring and management platform. The majority of our product sales are bundled with support and service contracts with terms ranging from one to five years. We recognize revenue from support and service contracts over the contractual service period. Our support and service revenue also includes our Storage on Demand (SoD) service offering. Under this pay-as-you-go subscription model, customers are generally billed on a monthly basis based on the amount of data consumed during the month. The SoD service offering includes all support services such as InfoSight. Revenue is recognized as services are performed. As a percentage of total revenue, we expect our support and service revenue to increase as we add new customers and renew existing support and service contracts, and our customers use more of our SoD service.

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

Gross Margin

Gross margin, or gross profit as a percentage of total revenue, has been and will continue to be affected by a variety of factors, including the average sales price of our storage products and related support and service contracts, manufacturing and overhead costs including personnel costs, component costs, the mix of products sold, and our ability to leverage our existing infrastructure as we continue to grow. We expect our gross margins to fluctuate over time depending on the factors described above.

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

	Three Months Ended April 30,
	2015	2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$60,193	$41,235
Support and service	11,095	5,312

Total revenue	71,288	46,547
Cost of revenue:
Product(1)	19,141	13,011
Support and service(1)	5,652	3,324

Total cost of revenue	24,793	16,335
Total gross profit	46,495	30,212
Operating expenses:
Research and development(1)	21,709	14,217
Sales and marketing(1)	44,443	29,202
General and administrative(1)	9,261	6,437

Total operating expenses	75,413	49,856

Loss from operations	(28,918)	(19,644)
Interest income (expense), net	68	(4)
Other income, net	76	209

Loss before provision for income taxes	(28,774)	(19,439)
Provision for income taxes	212	156

Net loss	$(28,986)	$(19,595)

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$545	$231
Cost of support and service revenue	1,157	393
Research and development	5,431	2,440
Sales and marketing	10,111	4,921
General and administrative	3,741	1,572

Total stock-based compensation expense	$20,985	$9,557

Comparison of the Three Months Ended April 30, 2015 and 2014

Revenue

	Three Months Ended April 30,
	2015	2014	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Revenue:
Product	$60,193	$41,235	$18,958	46%
Support and service	11,095	5,312	5,783	109

Total revenue	$71,288	$46,547	$24,741	53%

Total revenue increased by $24.7 million, or 53%, during the three months ended April 30, 2015 compared to the three months ended April 30, 2014. The revenue growth reflects increased demand for our storage products and related support and service, partially offset by lower revenue from the foreign currency impact on our non-U.S. dollar billings. The increase in product revenue was driven by higher sales of our storage products to existing and new end-customers, expansion into Global 5000 enterprises and cloud service providers, and international expansion. We acquired 2,424 new end-customers from April 30, 2014 to April 30, 2015. The increase in support and service revenue was driven by higher product sales and the resulting expansion of our installed base of end customers.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,
	2015	2014	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$19,141	$13,011	$6,130	47%
Support and service	5,652	3,324	2,328	70

Total cost of revenue	$24,793	$16,335	$8,458	52%

Gross margin	65.2%	64.9%

Cost of revenue increased by $8.5 million, or 52%, during the three months ended April 30, 2015 compared to the three months ended April 30, 2014. The increase in cost of product revenue was driven primarily by higher product sales. The increase in cost of product revenue was also impacted by higher costs of $0.6 million in our manufacturing operations, primarily driven by personnel costs associated with increased headcount. The increase in cost of support and service revenue was primarily attributable to higher costs of $1.7 million in our global customer support organization primarily driven by personnel costs associated with increased headcount and increase in allocated overhead resulting from higher facilities utilization.

Gross margin increased from 64.9% during the three months ended April 30, 2014 to 65.2% during the three months ended April 30, 2015, which was mainly driven by improvement due to higher support and service gross margin, partially offset by lower product gross margin. Support and service gross margin increased by 11.6 percentage points from 37.4% to 49.0% during the three months ended April 30, 2015 compared to the three months ended April 30, 2014. The improvements in support and service gross margin from prior year were driven by increased revenue from our larger base of end customers and economies of scale from our support organization, enabled by the automation capabilities of InfoSight. Product gross margin decreased by 0.2 percentage points from 68.4% to 68.2% during the three months ended April 30, 2015 compared to the three months ended April 30, 2014, which was mainly driven by higher stock based compensation, partially offset by continuing operational leverage and efficiencies in our supply chain infrastructure as well as improving manufacturing yield and quality.

Operating Expenses

	Three Months Ended April 30,
	2015	2014	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$21,709	$14,217	$7,492	53%
Sales and marketing	44,443	29,202	15,241	52
General and administrative	9,261	6,437	2,824	44

Total operating expenses	$75,413	$49,856	$25,557	51%

Includes stock-based compensation expense of:
Research and development	$5,431	$2,440	$2,991	123%
Sales and marketing	10,111	4,921	5,190	105
General and administrative	3,741	1,572	2,169	138

Total	$19,283	$8,933	$10,350	116%

Research and Development

Research and development expense increased by $7.5 million, or 53%, during the three months ended April 30, 2015 compared to the three months ended April 30, 2014. The increase was primarily due to a $6.0 million increase in personnel costs, including stock-based compensation, resulting from headcount growth to support further development of our storage products, $0.7 million increase in depreciation expense from property and equipment purchases as we further invested in our laboratory and test infrastructure, $0.6 million increase in consulting expense, and $0.5 million increase in allocated overhead resulting from higher facilities utilization.

Sales and Marketing

Sales and marketing expense increased by $15.2 million, or 52%, during the three months ended April 30, 2015 compared to the three months ended April 30, 2014. The increase was primarily due to a $10.3 million increase in personnel costs, including stock-based compensation, resulting from headcount growth, a $2.0 million increase in commission expense related to higher sales, a $0.9 million increase in advertising and tradeshow expenses, and a $0.6 million increase in travel and entertainment expenses.

General and Administrative

General and administrative expense increased by $2.8 million, or 44%, during the three months ended April 30, 2015 compared to the three months ended April 30, 2014. The increase was primarily due to a $2.5 million increase in personnel costs, including stock-based compensation expense, resulting from headcount growth.

Other Income, Net

	Three Months Ended April 30,
	2015	2014	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Interest income (expense), net	$68	$(4)	$72	(1,800)%
Other income, net	76	209	(133)	(64)%

Other income, net consisted primarily of gains (losses) from the remeasurement of our foreign currency denominated assets. The decrease in the realized gain from the remeasurement of our foreign currency denominated assets during the three months ended April 30, 2015 compared to the three months ended April 30, 2014 resulted from higher non-U.S. dollar denominated net asset balances due to increased international expansion, and the appreciation of the U.S. dollar against the Euro, British pound sterling, Australian dollar, and Canadian dollar. We entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. For the three months ended April 30, 2015, we recognized $0.2 million in realized losses related to foreign currency forward contracts. We did not enter foreign currency forward contracts for the three months ended April 30, 2014.

Provision for Income Taxes

	Three Months Ended April 30,
	2015	2014	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Provision for income taxes	$212	$156	$56	36%

The increase in the provision for income taxes during the three months ended April 30, 2015 compared to the three months ended April 30, 2014 was primarily due to an increase in foreign taxes related to intercompany cost plus agreements with our international subsidiaries.

Liquidity and Capital Resources

	As of
	April 30, 2015	January 31, 2015
	(in thousands)
Cash and cash equivalents	$201,459	$208,394

	Three Months Ended April 30,
	2015	2014
	(dollars in thousands)
Cash provided by (used in) operating activities	$(8,307)	$452
Cash used in investing activities	(8,059)	(3,728)
Cash provided by (used in) financing activities	9,433	(1,029)
Foreign exchange impact on cash and cash equivalents	(2)	70

Net decrease in cash and cash equivalents	$(6,935)	$(4,235)

Other Financial and Operational Metrics:
Days Sales Outstanding	43	35
Days Sales Inventory (1)	48	36

(1)	Average number of days we hold our inventory before sale. This is calculated by taking the average of the beginning and ending inventory divided by total cost of revenue excluding stock-based compensation for the periods presented.

At April 30, 2015, our cash and cash equivalents were $201.5 million, of which approximately $5.0 million was held outside of the United States and not immediately available to fund domestic operations and obligations. We do not enter into investments for trading or speculative purposes.

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

Operating Activities

During the three months ended April 30, 2015, cash used in operating activities was $8.3 million. The primary factors affecting our cash flows from operations during this period were our net loss of $29.0 million, partially offset by non-cash charges of $21.0 million for stock-based compensation and $3.3 million for depreciation of our property and equipment, and net cash flows of $3.6 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was the increase of $9.0 million in accounts receivable which was attributable to increased sales, a $5.4 million decrease in accounts payable and accrued liabilities as a result of timing of payout of accrued compensation from our last fiscal year end and a $0.9 million increase in inventories. This was partially offset by an $11.8 million increase in deferred revenue due to higher sales of support and service contracts. We expect operating cash flows to continue to be affected by timing of sales and timing of collections.

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

Investing Activities

Cash used in investing activities during the three months ended April 30, 2015 was $8.1 million, primarily resulting from purchase of property and equipment due to an increase in expansion of our research and development and overall infrastructure. We expect to continue to make such purchases to support continued growth of our business.

Cash used in investing activities during the three months ended April 30, 2014 was $3.7 million, primarily resulting from $3.7 million used to purchase property and equipment due to an increase in expansion of our research and development infrastructure. We expect to continue to make such purchases to support continued growth of our business.

Financing Activities

Cash provided by financing activities for the three months ended April 30, 2015 was $9.4 million, primarily resulting from $7.2 million of proceeds from issuance of common stock under our employee stock purchase plan, and $2.1 million of proceeds from the exercise of stock options, net of repurchases of unvested early exercised shares.

Cash used in financing activities for the three months ended April 30, 2014 was $1.0 million, primarily resulting from a $1.2 million payment of issuance costs related to our initial public offering in December 2013. We received $0.3 million of proceeds from the exercise of stock options, partially offset by $0.1 million of taxes paid related to vesting of employee restricted stock units.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments for the three months ended April 30, 2015, as compared to the contractual obligations and commitments described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Off-Balance Sheet Arrangements

As of April 30, 2015 and January 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

The combination of our higher non-U.S. dollar denominated net asset balances from increased international expansion, primarily in our U.S. entity, and the appreciation of the U.S. dollar caused us to recognize transaction gains of $0.1 million and $0.2 million during the three months ended April 30, 2015 and 2014, respectively, in other income, net, in the consolidated statements of operations. The $0.1 million in foreign exchange transaction gains recognized for the three months ended April 30, 2015 was net of $0.2 million in losses from foreign currency forward contracts which we entered during the three months ended April 30, 2015. In November 2014, we entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally are one months in original maturity. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact hedging activities could have on our results of operations. The fair value of foreign exchange forward contracts outstanding as of April 30, 2015 was a loss of $51,000.

Interest Rate Risk

We had cash and cash equivalents of $201.5 million as of April 30, 2015, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2015 from those disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended January 31, 2015.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-Q for the financial quarter ended April 30, 2015. Based on the evaluation, as of April 30, 2015, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended April 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On October 29, 2013, NetApp, Inc. (NetApp) filed a lawsuit in United States District Court, Northern District of California, alleging violations of the federal Computer Fraud and Abuse Act (“CFAA”), trade secret misappropriation, unfair competition and related state law claims. The Company and three individuals, a sales engineer employee of an Australian affiliate, along with a sales representative and program manager of the Company, had been named as defendants. On January 10, 2014, NetApp filed a First Amended Complaint that added similar state law claims against three additional individuals as defendants. The First Amended Complaint alleged that the Australian defendant, a former employee of a NetApp reseller, accessed NetApp’s password-protected website allegedly restricted to NetApp partners, resellers, employees and customers, and downloaded confidential and proprietary information in violation of the Computer Fraud and Abuse Act. It further alleged that the other five individual defendants, who were formerly employed at NetApp, downloaded NetApp company documents and materials, including allegedly confidential and trade secret information and/or deleted NetApp documents and materials, prior to leaving NetApp. On May 16, 2014, NetApp filed a lawsuit in the Superior Court of California, County of Santa Clara against the Company and five individuals who were dismissed from the federal lawsuit, alleging claims that were similar to those dismissed from the federal lawsuit. The state court complaint sought unspecified damages and injunctive relief.

The parties entered into a written settlement agreement effective March 16, 2015, the terms of which are confidential. The settlement, which is not material to the Company’s consolidated financial statements, resolved all remaining claims in the two pending litigations. Both matters involving NetApp were dismissed with prejudice.

On January 23, 2015, one of the Company’s insurance carriers, Beazley Insurance Company, Inc., filed a lawsuit in the United States District Court for the Northern District of California, seeking a declaratory judgment and reimbursement against the Company, the individual defendants in the federal and state lawsuits with NetApp, and the Company’s other insurance carrier, National Union Fire Insurance Company of Pittsburg, PA. Through the lawsuit, Beazley was seeking a legal determination that it has no duty to defend or indemnify the defendants in the federal and state NetApp lawsuits, and that it is entitled to reimbursement of amounts paid under its insurance policy with the Company. The Company reached a settlement with Beazley on or about April 9, 2015, which was memorialized in a written settlement agreement. The complaint for the lawsuit was never served and there was no formal activity in the matter other than an agreement to participate in mediation. The suit was formally dismissed on April 22, 2015. The Company voluntarily participated in a mediation with a second insurance carrier on April  13, 2015 and resolved the remaining coverage issues relating to defense of the NetApp litigations.

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

We have incurred net losses in all fiscal years since our inception, including net losses of $27.9 million, $43.1 million, $98.8 million and $29.0 million in the years ended January 31, 2013, 2014 and 2015 and the three months ended April 30, 2015, respectively. As of April 30, 2015, we had an accumulated deficit of $228.9 million. We anticipate that we will continue to operate in a net loss position for the foreseeable future as we continue to develop our technology, enhance our product and service offerings, expand our sales channels, expand our operations and hire additional employees. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. In future periods, our profitability could be adversely affected for a number of possible reasons, including slowing demand for our products or services, increasing competition, changes in the way storage services are consumed, a decrease in the growth of the storage market or general economic conditions. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may suffer.

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

Our operating results have historically fluctuated and may continue to fluctuate from quarter to quarter, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the budgeting cycles and purchasing practices of end-customers;

•	our ability to attract and retain new channel partners and end-customers;

•	our ability to sell additional products to existing channel partners and end-customers;

•	changes in end-customer requirements or market needs and our inability to make corresponding changes to our business;

•	any potential disruption in our sales channels or termination of our relationship with important channel partners;

•	potential seasonality in the markets we serve;

•	the timing and success of new product and service introductions by us or our competitors, including the introduction and success of fibre channel products;

•	increasing number and size of orders from Global 5000 companies and other large enterprises and cloud service providers that may require longer sales cycles;

•	changes in the competitive landscape, including consolidation among our competitors or end-customers;

•	deferral of orders in anticipation of new products or product enhancements announced by us or our competitors;

•	material changes in customer adoption of our product or service offerings, such as our Storage on Demand offering, that may change the timing of revenue recognition;

•	our inability to provide adequate support to our end-customers;

•	our ability to control the costs of manufacturing our products, including the cost of components;

•	our inability to fulfill our customers’ orders due to supply chain delays or events that impact our manufacturers or their suppliers;

•	our inability to adjust certain fixed costs and expenses, particularly in research and development, for changes in demand;

•	price competition;

•	the timing of certain payments and related expenses, such as sales commissions;

•	increases or decreases in our revenue and expenses caused by fluctuations in foreign currency exchange rates, as an increasing portion of our revenue is collected and expenses are incurred and paid in currencies other than the U.S. dollar;

•	general economic conditions, both domestically and in our foreign markets;

•	the cost of and potential outcomes of existing and future claims or litigation, which could have a material adverse effect on our business;

•	future accounting pronouncements and changes in our accounting policies; and

•	changes in tax laws or tax regulations.

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

Because of our limited visibility into end-customer demand, our ability to accurately forecast our future revenue is limited. We sell our products primarily through our network of channel partners that accounted for, 89% 92%, 98% and 99% of our total revenue in the years ended January 31, 2013, 2014 and 2015 and the three months ended April 30, 2015, respectively. We place orders with our third-party manufacturer based on our forecasts of our end-customers’ requirements and forecasts provided by our channel partners. These forecasts are based on multiple assumptions, each of which might cause our estimates to be inaccurate, affecting our ability to provide products to our end-customers. When demand for our products increases significantly, we may not be able to meet it on a timely basis, and we may need to expend a significant amount of time working with our end-customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs to accelerate the manufacture and delivery of additional products. If we or our channel partners underestimate end-customer demand, we may forego revenue opportunities, lose market share and damage our end-customer relationships. Conversely, if we overestimate demand for our products and consequently purchase significant amounts of components or hold inventory, we could incur additional costs and potentially incur related charges, which could adversely affect our operating results.

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

Our CS Series of storage products, or CS products, account for a majority of our total revenue and we anticipate that these products will continue to do so for the foreseeable future. As a result, our revenue could be reduced as a result of:

•	any decline in demand for these products;

•	the introduction of products and technologies by us or our competitors that serve as a replacement or substitute for, or represent an improvement over, our CS products;

•	technological innovations or new communications standards that our CS products do not address;

•	our failure or inability to predict changes in our industry or end-customers’ demands or to design products or enhancements that meet end-customers’ increasing demands; and

•	our inability to release enhanced versions of our CS products or new product lines on a timely basis.

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

Our products are highly technical and complex and are involved in storing and replicating mission-critical data for our end-customers. Our products may contain undetected defects and failures when they are first introduced or as new versions are released. We have in the past and may in the future discover software errors in new versions of our existing products, new products or product enhancements after their release or introduction, which could result in lost revenue. Despite testing by us and by current and potential end-customers, errors might not be found in new releases or products until after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Our products may have security vulnerabilities and be subject to intentional attacks by viruses that seek to take advantage of these bugs, errors or other weaknesses. If defects or failures occur in our products, a number of negative effects in our business could result, including:

•	lost revenue or lost end-customers;

•	increased costs, including warranty expense and costs associated with end-customer support;

•	delays, cancellations, reductions or rescheduling of orders or shipments;

•	product returns or discounts;

•	diversion of management resources;

•	legal claims for breach of contract, product liability, tort or breach of warranty; and

•	damage to our reputation and brand.

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

We receive a substantial portion of our total revenue from a limited number of channel partners, including distributors and VARs. For the years ended January 31, 2013, 2014 and 2015 our top ten channel partners accounted for 37%, 47% and 90%, respectively, of our total revenue. We have transitioned order fulfillment in North America largely to three distributors. The majority of our existing VARs now contract directly with one or all of these three distributors, Avnet, Inc., Ingram Micro and Carahsoft Technology Corp. Avnet, Inc. accounted for more than 10% of our revenue for the year ended January 31, 2014 and 2015. Carahsoft Technology Corp. accounted for more than 10% of our revenue for the year ended January 31, 2015, but less than 10% of our revenue for the year ended January 31, 2014. Ingram Micro started to account for more than 10% of our revenue beginning from the first quarter of our fiscal year 2016. For the year ended January 31, 2013, revenue from another distributor, Advanced Media Services, accounted for more than 10% of our revenue, but less than 10% of our revenue for the year ended January 31, 2014 and 2015. We anticipate that we will continue to depend upon a limited number of channel partners for a substantial portion of our total revenue for the foreseeable future and, in some cases, the portion of our revenue attributable to individual channel partners may increase in the future. The loss of one or more key channel partners or a reduction in sales through any major channel partner would reduce our revenue.

We face intense competition in our market, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

A number of very large corporations have historically dominated the storage market. We consider our primary competitors to be companies that provide enterprise storage products, including Dell, Inc., EMC Corporation, Hewlett-Packard Company and NetApp, Inc. We also compete to a lesser extent with a number of other private companies and certain well-established companies. Some of our competitors have made acquisitions of businesses that allow them to offer more directly competitive and comprehensive solutions than they had previously offered. In addition, the emergence of cloud computing and storage-as-a-service may impact both short-term and long-term growth patterns in the markets in which we compete. We expect to encounter new competitors domestically and internationally as other companies enter our market or if we enter new markets.

Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

•	potential for broader market acceptance of their storage architectures and solutions;

•	greater name recognition and longer operating histories;

•	larger sales and marketing and customer support budgets and resources;

•	broader distribution and established relationships with distribution partners and end-customers;

•	the ability to bundle storage products with other technology products and services, or offer a broader range of storage solutions to better fit certain customers’ needs;

•	lower labor and development costs;

•	larger and more mature intellectual property portfolios;

•	substantially greater financial, technical and other resources; and

•	greater resources to make acquisitions.

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

We have experienced rapid growth over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount significantly over the next 12 months. For example, from January 31, 2011 to April 30, 2015, our headcount increased from 47 to 904 employees. Since we initially launched our products in August 2010, our number of end-customers grew to over 5,520 as of April 30, 2015. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational and financial resources.

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

Our growth strategy is dependent, in part, upon increasing sales of our products to larger enterprises. Sales to these types of end-customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities. These risks include:

•	competition from larger competitors that traditionally target larger enterprises that may have pre-existing relationships or purchase commitments from those end-customers;

•	successfully introducing and supporting fibre channel products, as many large enterprises often require products that support this technology;

•	increased purchasing power and leverage held by large end-customers in negotiating contractual arrangements;

•	more stringent support requirements; and

•	longer sales cycles and the associated risk that substantial time and resources may be spent on potential end-customers that elect not to purchase our products.

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

As part of our growth plan, we intend to expand our operations globally. We have a limited history of marketing, selling and supporting our products and services internationally. International sales and operations are subject to a number of risks, including the following:

•	greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;

•	increased expenses incurred in establishing and maintaining office space and equipment for our international operations;

•	fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business;

•	management communication and integration problems resulting from cultural and geographic dispersion;

•	difficulties in attracting and retaining personnel with experience in international operations;

•	risks associated with trade restrictions and foreign legal requirements, including the importation, certification and localization of our products required in foreign countries;

•	greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

•	the uncertainty of protection for intellectual property rights in some countries;

•	greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including antitrust regulations, the U.S. Foreign Corrupt Practices Act and any trade regulations ensuring fair trade practices; and

•	general economic and political conditions in these foreign markets.

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

We have been evolving our distribution model, which may harm our future operating results.

We have been evolving our global distribution model from contracting directly with hundreds of individual VARs to contracting with fewer larger global distributors. This transition is largely complete in the US. Although we believe that this transition continues to make our sales channels more efficient and broader reaching, there is no guarantee that this new distribution model will increase our sales in the short term or allow us to sustain our gross margins. Any potential delays or confusion during the transition process with our new partners may negatively affect our relationship with our existing end-customers and channel partners. Our failure to successfully implement this new distribution model globally could adversely affect our operating results.

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

Many of our employees were previously employed at current or potential competitors. We may be subject to claims that these employees have divulged or we have used proprietary information of these employees’ former employers. For example, on October 29, 2013 and again on May 16, 2014, NetApp, Inc. filed lawsuits against us alleging that we and certain of our employees violated NetApp’s proprietary rights, as more fully described in the section titled “Legal Proceedings.” Although we have settled the NetApp lawsuits and both matters have been dismissed with prejudice, litigation may be necessary to defend against other similar future claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper our ability to develop new products and features for existing products, which could severely harm our business. Even if we are successful in defending against these and future claims, litigation could result in substantial costs and be a distraction to management.

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

We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. In the future, we may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business and operating results. If we need additional capital and cannot raise it on acceptable terms, we might not be able to, among other things:

•	develop or enhance our products;

•	continue to expand our sales and marketing and research and development organizations;

•	acquire complementary technologies, products or businesses;

•	expand operations in the United States or internationally;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated working capital requirements.

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

We have performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. To comply with the full requirements of a public company, we will need to undertake various other actions, such as implementing new internal controls and procedures and hiring accounting and/or internal audit staff. Commencing with the audit of our fiscal year when we must comply with the attestation requirements of

Section 404(b) of the Sarbanes-Oxley Act, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting. At such time, our independent registered public accounting firm may issue a report that it is not satisfied with the level at which our controls are designed or operating or may assess certain controls as ineffective, and our remediation efforts may not enable us to avoid a material weakness in the future.

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

Our sales contracts are primarily denominated in U.S. dollars. In addition, we also invoice in British pound sterling, Australian dollar, Canadian dollar and Euro. A strengthening of the U.S. dollar could increase the real cost of our products to our end-customers outside of the United States, which could adversely affect our operating results. In addition, an increasing portion of our operating expenses is incurred and an increasing portion of our assets is held outside the United States. These operating expenses and assets are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected.

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

Our directors and executive officers, together with their affiliates, beneficially own, in the aggregate, 38% of our outstanding common stock as of May 31, 2015. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control of us;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

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

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•	our board of directors is classified into three classes of directors with staggered three-year terms and directors will only be able to be removed from office for cause;

•	only our board of directors has the right to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	only our chairman of the board, our chief executive officer, our president or a majority of our board of directors are authorized to call a special meeting of stockholders;

•	certain litigation against us can only be brought in Delaware;

•	our restated certificate of incorporation will authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without the approval of the holders of common stock; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the first quarter of the year ending January 31, 2016, we repurchased the following shares of common stock from former employees by exercising our right to repurchase unvested shares upon termination of employment at a price equal to the lower of the fair market value on the repurchase date or the original exercise price paid for such shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
February 1, 2015 to February 28, 2015	0	$0	N/A	N/A
March 1, 2015 to March 31, 2015	0	0	N/A	N/A
April 1, 2015 to April 30, 2015	4,688	1.6533	N/A	N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.3#	Offer Letter, accepted and agreed to April 27, 2015, by and between the Registrant and Denis Murphy.

10.4	Fourth Amendment to Credit Agreement, dated April 6, 2015, by and between the Company and Wells Fargo Bank, National Association.

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. .

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Represents a management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on the 8th day of June, 2015.

NIMBLE STORAGE, INC.

By:	/s/ Anup Singh
Anup Singh Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)