Form 10-Q
period 2015-07-31
Nimble Storage Inc
filed 2015-09-09
CIK 1452751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

As of August 31, 2015, there were approximately 79.5 million shares of the Registrant’s Common Stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Nimble Storage, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	As of
	July 31, 2015	January 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$213,554	$208,394
Accounts receivable, net of allowance for doubtful accounts of $55 as of July 31, 2015 and $0 as of January 31, 2015	43,117	35,271
Inventories	13,717	11,981
Prepaid expenses and other current assets	4,908	4,974

Total current assets	275,296	260,620
Property and equipment, net	43,596	36,716
Restricted cash, non-current	3,979	3,983
Other long-term assets	263	255

Total assets	$323,134	$301,574

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,364	$19,799
Accrued compensation and benefits	18,356	21,128
Deferred revenue, current portion	46,387	34,246
Other current liabilities	8,388	8,063

Total current liabilities	96,495	83,236
Deferred revenue, non-current portion	51,517	40,200
Other long-term liabilities	9,126	9,566

Total liabilities	157,138	133,002

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 5,000 shares authorized, no shares issued and outstanding as of July 31, 2015 and January 31, 2015	—	—
Common stock, par value of $0.001 per share; 750,000 shares authorized as of July 31, 2015 and January 31, 2015; 79,368 and 76,191 shares issued and outstanding as of July 31, 2015 and January 31, 2015, respectively	74	71
Additional paid-in capital	425,325	368,689
Accumulated other comprehensive loss	(370)	(250)
Accumulated deficit	(259,033)	(199,938)

Total stockholders’ equity	165,996	168,572

Total liabilities and stockholders’ equity	$323,134	$301,574

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Revenue:
Product	$66,752	$47,123	$126,945	$88,358
Support and service	13,357	6,638	24,452	11,950

Total revenue	80,109	53,761	151,397	100,308
Cost of revenue:
Product	21,127	14,797	40,268	27,808
Support and service	6,637	3,719	12,289	7,043

Total cost of revenue	27,764	18,516	52,557	34,851
Gross profit	52,345	35,245	98,840	65,457
Operating expenses:
Research and development	24,539	17,417	46,248	31,634
Sales and marketing	47,860	36,639	92,303	65,841
General and administrative	9,449	7,101	18,710	13,538

Total operating expenses	81,848	61,157	157,261	111,013

Loss from operations	(29,503)	(25,912)	(58,421)	(45,556)
Interest income, net	61	22	129	18
Other income (expense), net	(379)	(65)	(303)	144

Loss before provision for income taxes	(29,821)	(25,955)	(58,595)	(45,394)
Provision for income taxes	288	162	500	318

Net loss	$(30,109)	$(26,117)	$(59,095)	$(45,712)

Net loss per share, basic and diluted	$(0.38)	$(0.37)	$(0.76)	$(0.65)

Weighted-average shares used to compute net loss per share, basic and diluted	78,228	71,381	77,381	70,854

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Net loss	$(30,109)	$(26,117)	$(59,095)	$(45,712)
Other comprehensive income (loss), net of taxes:
Change in cumulative translation adjustment	(113)	46	(119)	117

Comprehensive loss	$(30,222)	$(26,071)	$(59,214)	$(45,595)

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(59,095)	$(45,712)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,938	3,828
Stock-based compensation expense	43,306	24,726
Loss on disposal of property and equipment	109	—
Provision (recoveries) for allowance for doubtful accounts	54	(32)
Provision (recoveries) for excess and obsolete inventories	76	(167)
Changes in operating assets and liabilities:
Accounts receivable	(7,900)	(11,912)
Inventories	(1,639)	(3,690)
Prepaid expenses and other assets	58	163
Accounts payable	3,308	7,648
Deferred revenue	23,458	16,966
Accrued and other liabilities	(2,104)	11,471

Net cash provided by operating activities	6,569	3,289
Cash flows from investing activities:
Purchase of property and equipment	(13,958)	(7,907)
Change in restricted cash	4	(98)

Net cash used in investing activities	(13,954)	(8,005)
Cash flows from financing activities:
Payment of issuance costs related to issuance of common stock	—	(1,210)
Proceeds from exercise of stock options, net of repurchases	5,243	3,241
Proceeds from issuance of stock under employee stock purchase plan	7,201	—
Excess tax benefit from employee stock plans	226	—
Payment of taxes related to net settlement of restricted stock units	—	(125)

Net cash provided by financing activities	12,670	1,906
Foreign exchange impact on cash and cash equivalents	(125)	117

Net increase (decrease) in cash and cash equivalents	5,160	(2,693)
Cash and cash equivalents, beginning of period	208,394	208,486

Cash and cash equivalents, end of period	$213,554	$205,793

Supplemental disclosure of cash flow information:
Cash paid for income taxes	207	251
Cash paid for interest	18	—
Supplemental disclosure of noncash investing and financing activities:
Vesting of early exercised stock options	720	1,378
Purchase of property and equipment not yet paid	6,367	1,912

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Nimble Storage, Inc. (the “Company”) was incorporated in the state of Delaware in November 2007. The Company’s mission is to provide its customers with the industry’s most efficient data storage platform. The Company has designed and sells a flash-optimized storage platform, Adaptive Flash, that it believes is disrupting the market by enabling significant improvements in application performance and storage capacity with superior data protection, while simplifying business operations and lowering costs. With the combination of the Company’s file system, CASL, and its cloud-based storage management and support service, InfoSight, the Company’s Adaptive Flash platform serves a broad array of enterprises and cloud-based service providers, and the Company’s software and storage systems effectively handle mainstream applications, including virtual desktops, databases, email, collaboration and analytics. The Company is headquartered in San Jose, California, with employees in several international locations, including the United Kingdom, Australia, Canada, Germany, and Singapore.

Basis of Presentation and Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the consolidated accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

These interim Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company, the Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Loss and the Consolidated Statements of Cash Flows. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s (the “SEC”) rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the year ended January 31, 2015 filed with the SEC on April 2, 2015. The results of operations for the three and six months ended July 31, 2015 are not necessarily indicative of the results to be expected for the full year.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies for the three and six months ended July 31, 2015, as compared to the significant accounting policies described in its Annual Report for the fiscal year ended January 31, 2015.

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

The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company’s policy is to maintain an allowance for doubtful accounts based upon the expected collectability of its accounts receivable, which takes into consideration specific customer creditworthiness and current economic trends. During the third and fourth quarters of the year ended January 31, 2014, the Company consolidated the majority of its North American sales to three distributors, and as a result, accounts receivable and revenue increased in concentration. The majority of previous value added resellers

(“VARs”) are now purchasing from our distributors. Of all the Company’s customers, which include direct end-customers, VARs and distributors, the following customers individually accounted for more than 10% of the Company’s accounts receivable and revenue at the end of and for each period presented:

	% of Accounts Receivable		% of Revenue
	As of		Six Months Ended July 31,
	July 31, 2015	January 31, 2015	2015	2014
Customer A	36%	44%	41%	54%
Customer B	20%	18%	20%	*
Customer C	21%	16%	18%	22%
Customer D	10%	*	*	*

*	Represents less than 10%.

There are no concentrations of business transacted with a particular market that would severely impact the Company’s business in the near term. However, the Company currently relies on one key contract manufacturer and supplier to produce most of its products; any disruption or termination of these arrangements could materially adversely affect the Company’s operating results.

Warranties

The Company provides a standard one-year warranty for hardware components covering material defects in materials and workmanship. In addition, the Company provides a 90-day warranty on the embedded software in its products for non-conformance with documented specifications. The Company accrues for estimated warranty costs based upon historical experience, and periodically assesses the adequacy of its recorded warranty liability at the end of each period. These costs are expensed as incurred and included in cost of product revenue in the Company’s consolidated statements of operations. In addition, failed parts recovered from customers are submitted to the Company’s suppliers for repair or replacement. These cost recoveries are offset against the Company’s warranty costs. The Company records warranty liability in other current liabilities in its consolidated balance sheet. As of July 31, 2015, the Company’s warranty liability was not material.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance on fees paid in a cloud computing arrangement. The standard requires customers in a cloud computing arrangement to evaluate whether the arrangement includes a software license. If the arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The standard is effective for the Company for its first quarter of fiscal 2017, although early adoption is permitted, and will be applied on either a prospective or retrospective basis. The Company is currently evaluating adoption methods and whether this standard will have a material impact on our consolidated financial statements.

In May 2014, the FASB released Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance in ASU No. 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition and permits the use of either the retrospective or cumulative effect transition method. The Company is required to adopt this standard starting February 1, 2018 based on the newly released ASU No. 2014-14 in August 2015. Early adoption is not permitted. The Company has not yet selected a transition method and is currently in the process of determining the impact of ASU No. 2014-09 on its consolidated financial statements and related disclosures.

3. Net Loss Per Share

The following table sets forth the computation of net loss per share (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Numerator:
Net loss	$(30,109)	$(26,117)	$(59,095)	$(45,712)

Denominator:
Weighted-average number of shares outstanding - basic and diluted	78,228	71,381	77,381	70,854

Net loss per share, basic and diluted	$(0.38)	$(0.37)	$(0.76)	$(0.65)

The following potentially dilutive securities were excluded (as common stock equivalents) from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive (in thousands):

	As of July 31,
	2015	2014
Shares subject to options to purchase common stock	10,033	14,675
Unvested restricted stock units	7,823	3,556
Unvested early exercised common shares	411	1,097
Employee stock purchase plan	341	387

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

The Company entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. These instruments are marked to market through earnings every period and generally have an original maturity period of one month. These instruments are classified within level 2 of the fair value hierarchy. The fair value of foreign exchange forward contracts outstanding was a loss of $71,000 and $59,000 as of July 31, 2015 and January 31, 2015, respectively. The Company’s derivative assets and derivative liabilities as of July 31, 2015 and January 31, 2015 are as follows (in thousands):

	As of July 31, 2015		As of January 31, 2015
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward Contracts:
Purchased	$—	$—	$—	$—
Sold	$11,632	$(71)	$17,324	$(59)

5. Balance Sheet Components

Inventory

Inventories consist primarily of raw materials related to component parts, finished goods, which include both inventory held for sale and service inventory held at service depots in support of customer service agreements, and customer evaluation inventory. Service inventory held at service depots was $5.0 million and $4.1 million as of July 31, 2015 and January 31, 2015, respectively. In addition, inventory reserves were $3.2 million and $2.3 million as of July 31, 2015 and January 31, 2015, respectively.

The following is a summary of the Company’s inventories, net of inventory provisions recorded to adjust inventory to its estimated realizable value, by major category (in thousands):

	As of
	July 31,	January 31,
	2015	2015
Raw materials	$2,513	$2,383
Finished goods	7,095	6,871
Evaluation inventory	4,109	2,727

	$13,717	$11,981

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of
	July 31,	January 31,
	2015	2015
Computer equipment	$11,032	$9,226
Lab equipment	23,920	17,768
Software	3,886	3,443
Furniture and fixtures	3,486	3,287
Leasehold improvements	14,493	14,461
Construction in progress	5,416	1,223
Demonstration equipment	1,806	1,256

Total property and equipment	64,039	50,664
Less: accumulated depreciation	(20,443)	(13,948)

Total property and equipment, net	$43,596	$36,716

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

Depreciation expense related to property and equipment was $3.6 million and $2.1 million for the three months ended July 31, 2015 and 2014, respectively, and $6.9 million and $3.8 million for the six months ended July 31, 2015 and 2014, respectively.

6. Commitments and Contingencies

Leases

The Company leases its facilities under various noncancelable operating leases with fixed rental payments. Rent expense totaled $1.5 million and $1.3 million for the three months ended July 31, 2015 and 2014, respectively, and $3.0 million and $2.5 million for the six months ended July 31, 2015 and 2014, respectively.

Future minimum commitments under these operating leases as of July 31, 2015 were as follows (in thousands):

Years ending January 31:
2016 (remaining six months)	$3,456
2017	6,932
2018	6,864
2019	6,683
2020	6,598
Thereafter	12,354

$42,887

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

On October 29, 2013, NetApp, Inc. (“NetApp”), filed a lawsuit in United States District Court, Northern District of California, alleging violations of the federal Computer Fraud and Abuse Act (“CFAA”), trade secret misappropriation, unfair competition and related state law claims. The Company and three individuals, a sales engineer employee of an Australian affiliate, along with a sales representative and program manager of the Company, had been named as defendants. On January 10, 2014, NetApp filed a First Amended Complaint that added similar state law claims against three additional individuals as defendants. The First Amended Complaint alleged that the Australian defendant, a former employee of a NetApp reseller, accessed NetApp’s password-protected website allegedly restricted to NetApp partners, resellers, employees and customers, and downloaded confidential and proprietary information in violation of the CFAA. It further alleged that the other five individual defendants, who were formerly employed at NetApp, downloaded NetApp company documents and materials, including allegedly confidential and trade secret information and/or deleted NetApp documents and materials, prior to leaving NetApp.

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

On July 15, 2015, NetApp filed a motion to modify the settlement agreement to allow NetApp additional time to comply. The Company opposed that motion and at a hearing on August 25, 2015, the Court took the motion under submission. On August 3, 2015, NetApp filed a motion alleging the Company and codefendants had not fully complied with the terms of the confidential settlement agreement. The Company opposed that motion and at a hearing on September 2, 2015, the Court denied the motion in its entirety.

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

7. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense related to stock options, restricted stock units (“RSUs”) and the employee stock purchase plan (“ESPP”) (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Cost of product revenue	$660	$374	$1,205	$605
Cost of support and service revenue	1,304	593	2,461	986
Research and development	6,638	3,692	12,069	6,132
Sales and marketing	9,389	8,664	19,500	13,585
General and administrative	4,330	1,846	8,071	3,418

Total stock-based compensation expense	$22,321	$15,169	$43,306	$24,726

The Company grants RSUs to certain employees, which is based on the Company meeting certain performance thresholds. The estimated probability of the amount of shares expected to vest was assessed for each reporting period until the total shares granted are determined. For the three and six months ended July 31, 2015, the Company recognized $4.1 million and $7.2 million stock-based compensation related to these RSUs, respectively.

8. Income Taxes

The Company’s provision for income taxes of $288,000 and $500,000 for the three and six months ended July 31, 2015 consisted of current foreign taxes and current state taxes, respectively. The Company’s provision for income taxes of $162,000 and $318,000 for the three and six months ended July 31, 2014 consisted of current foreign taxes and current state taxes, respectively.

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

Revenue by country or region, based on the mailing address of the customer, for the periods presented was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
North America	$64,107	$45,726	$122,010	$83,826
EMEA	10,201	5,693	19,452	11,744
APAC	5,801	2,336	9,935	4,726
Other	—	6	—	12

Total revenue	$80,109	$53,761	$151,397	$100,308

Long-lived assets located in the following countries and regions as of each period end were as follows (in thousands):

	As of
	July 31, 2015	January 31, 2015
North America	$47,333	$40,521
Other	505	433

Total long-lived assets	$47,838	$40,954

10. Line of Credit

In October 2013, the Company entered into an agreement with Wells Fargo Bank, National Association (“Wells Fargo”) to provide a secured revolving credit facility (the “Credit Facility”) that allows the Company to borrow up to $15.0 million for general corporate purposes. There was a $0.9 million reduction of the available line related to the Letter of Credit issued in July 2014 for the Company’s new facility lease in North Carolina. In April 2015, the Company increased its Letter of Credit from $0.9 million to $1.1 million, with the landlord named as the beneficiary.

As of July 31, 2015, the remaining Credit Facility available for borrowings was $13.0 million. Amounts outstanding under the Credit Facility will bear interest at Wells Fargo’s prime rate with accrued interest payable on a monthly basis. In addition, the Company is obligated to pay a commitment fee of 0.20% per annum on the unused portion of the Credit Facility, with such fee payable on a quarterly basis. As of July 31, 2015, the commitment fee was capitalized and being amortized on the Company’s consolidated balance sheet. The Credit Facility was renewed in September 2014 for an incremental two-year period and now expires in October 2016. Under the credit facility renewal, the Company granted to Wells Fargo a first priority lien in its accounts receivable and other corporate assets, agreed to not pledge its intellectual property to other parties and became subject to certain reporting and financial covenants, as follows: (1) maintain minimum tangible net worth, defined as the aggregate of total stockholders’ equity plus subordinated debt less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals, of $135 million; and (2) maintain a monthly ratio of not less than 1.25 to 1.00, based on the aggregate of its cash and net accounts receivable divided by total current liabilities minus current deferred revenue. As of July 31, 2015, no amounts had been drawn against the Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Form 10-Q.

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

We were incorporated in November 2007, and we initially focused on the development of our CASL file system software and our storage platform. We shipped our first product line, our CS200 series, in August 2010. In August 2012, we introduced our CS400 series of products and a number of scale-to-fit products, including expansion shelves and controller upgrades. In April 2013, we launched InfoSight. In addition, as of May 2014, we made our scale-out firmware release generally available to all customers with a support and services agreement. From June 2014 to October 2014, we introduced several new product lines, which include the CS700 series, CS500 series, and CS300 series. The CS500 series and CS300 series replaced certain CS400 series and CS200 series products. In addition, in October 2014, we made available Fibre Channel protocol support for the CS-series arrays. In November 2014, we launched flexible pricing and deployment models (Storage on Demand) for enterprises and service providers managing storage in cloud environments. In August 2015, we advanced the Adaptive Flash Platform to deliver customized service levels in three user-selectable modes (All-Flash, Auto-Flash, and No Flash modes) from one single platform. We typically recognize product revenue upon the shipment of these products. We also offer support and maintenance services including InfoSight, for periods ranging from one to five years, and recognize revenue over the term of the related support and maintenance agreement. In addition, we recognize revenue for our Storage on Demand business as services are performed.

We sell our products through our network of VARs and distributors, and also engage our end-customers through our global sales force. Our channel partners act as an extension of our sales force to market our solutions directly to end-customers and generally do not hold inventory. For certain end-customer orders, products are shipped to resellers, distributors and third-party systems integrators for various reasons including importing of products to non-U.S. countries and systems integration (e.g. SmartStack integrations) prior to shipment to the end-customer or the end-customer specified location(s). We have sales offices located in several international locations, including Australia, England, Germany and Singapore. In addition, we have sales employees located in 20 countries and distribution agreements in 30 countries. Our revenue outside North America was 20% and 15% of our total revenue for the three months ended July 31, 2015 and 2014, respectively, and was 19% and 16% of our total revenue for the six months ended July 31, 2015 and 2014, respectively, as we increased our sales and marketing efforts on a global basis.

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

We have experienced significant growth in recent periods with total revenue of $80.1 million and $53.8 million in the three months ended July 31, 2015 and 2014, respectively, and $151.4 million and $100.3 million in the six months ended July 31, 2015 and 2014, respectively. Our net loss was $30.1 million and $26.1 million in the three months ended July 31, 2015 and 2014, respectively, and $59.1 million and $45.7 million in the six months ended July 31, 2015 and 2014, respectively. As our sales and customer base have grown, we have also experienced growth in our deferred revenue from $74.4 million as of January 31, 2015 to $97.9 million as of July 31, 2015. Our gross margin has decreased from approximately 65.6% for the three months ended July 31, 2014 to 65.3% for the three months ended July 31, 2015, and remained flat at approximately 65.3% for the six months ended July 31, 2015 and 2014, respectively. As a percentage of total revenue, our operating expenses have decreased from 114% and 111% for the three and six months ended July 31,

2014, respectively, to 102% and 104% for the three and six months ended July 31, 2015, respectively. As a percentage of total revenue, our non-GAAP operating loss declined from (20%) and (21%) for the three and six months ended July 31, 2014, respectively, to (9%) and (10%) for the three and six months ended July 31, 2015, respectively. We expect our non-GAAP operating loss as a percentage of revenue to continue to decline as we experience operating leverage in our business.

As a consequence of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenue and other operating results, including gross margin, operating expenses and non-GAAP operating loss as a percentage of our total revenue, are not necessarily meaningful and should not be relied upon as indications of future performance. Although we have experienced significant percentage growth in our total revenue, we do not believe that our historical growth rates are likely to be sustainable or indicative of future growth.

Since our founding, we have invested heavily in growing our business, particularly in research and development and sales and marketing. From January 31, 2014 to July 31, 2015, our headcount has increased from 592 to 975 employees. We intend to continue to invest in development of our solutions and sales and marketing programs to drive sustainable long-term growth. To support future sales, we plan to continue to invest significant resources in sales and marketing.

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

Key Business Metrics

We monitor the key business metrics set forth below in managing our business. We discuss revenue and gross margin below under “Components of Operating Results”. Deferred revenue, cash flow provided by operating activities, free cash flow, Non-GAAP Net Loss, Non-GAAP Operating Loss and Adjusted EBITDA are discussed immediately below the following table.

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(dollars in thousands)
Total revenue	$80,109	$53,761	$151,397	$100,308
Year-over-year percentage increase	49%	89%	51%	98%
Gross margin	65.3%	65.6%	65.3%	65.3%
Deferred revenue, current and non-current	97,904	50,475	97,904	50,475
Net cash provided by operating activities	14,876	2,837	6,569	3,289
Free cash flow	8,975	(1,342)	(7,389)	(4,618)
Non-GAAP Net Loss	(7,788)	(10,948)	(15,789)	(20,986)
Non-GAAP Operating Loss	(7,182)	(10,743)	(15,115)	(20,830)
Non-GAAP Operating Loss as a percentage of total revenue	-9%	-20%	-10%	-21%
Adjusted EBITDA	(3,935)	(8,738)	(8,480)	(16,858)

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

Net Cash Provided by Operating Activities

We monitor net cash provided by operating activities as a measure of our overall business performance. Our net cash provided by operating activities is driven in large part by our net losses. Monitoring net cash provided by operating activities enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation and stock-based compensation costs, thereby allowing us to better understand and manage the cash needs of our business.

Free Cash Flow

We monitor free cash flow as a measure of our overall business performance. We define free cash flow as our net cash provided by operating activities, adjusted to exclude cash outflow used to purchase property and equipment. Monitoring free cash flow enables us to analyze our ability to generate cash after accounting for capital expenditures, thereby allowing us to better understand and manage the cash needs of our business.

Non-GAAP Net Loss and Non-GAAP Operating Loss

To provide investors with additional information regarding our financial results, we have disclosed in this Form 10-Q Non-GAAP Net Loss and Non-GAAP Operating Loss. We define Non-GAAP Net Loss as our net loss adjusted to exclude stock-based compensation. We define Non-GAAP Operating Loss as our operating loss adjusted to exclude stock-based compensation. We have provided reconciliations below of Non-GAAP Net Loss to net loss and Non-GAAP Operating Loss to operating loss, the most directly comparable GAAP financial measures.

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed in this Form 10-Q Adjusted EBITDA, a non-GAAP financial measure. We define Adjusted EBITDA as our net loss, adjusted to exclude stock-based compensation, interest income, provision for income taxes and depreciation and amortization. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

We have included Non-GAAP Net Loss, Non-GAAP Operating Loss and Adjusted EBITDA in this Form 10-Q because they are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operational and compensation plans. In particular, the exclusion of certain expenses in calculating Non-GAAP Net Loss, Non-GAAP Operating Loss and Adjusted EBITDA can provide useful measures for period-to-period comparisons of our core business. Accordingly, we believe that Non-GAAP Net Loss, Non-GAAP Operating Loss and Adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Reconciliations of Non-GAAP Net Loss and Adjusted EBITDA to net loss and Non-GAAP Operating Loss to operating loss are provided below:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)
Net loss	$(30,109)	$(26,117)	$(59,095)	$(45,712)
Stock-based compensation expense	22,321	15,169	43,306	24,726

Non-GAAP Net Loss	$(7,788)	$(10,948)	$(15,789)	$(20,986)

Interest income, net	(61)	(22)	(129)	(18)
Provision for income taxes	288	162	500	318
Depreciation	3,626	2,070	6,938	3,828

Adjusted EBITDA	$(3,935)	$(8,738)	$(8,480)	$(16,858)

Loss from operations	$(29,503)	$(25,912)	$(58,421)	$(45,556)
Stock-based compensation expense	22,321	15,169	43,306	24,726

Non-GAAP Operating Loss	$(7,182)	$(10,743)	$(15,115)	$(20,830)

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

Support and Service Revenue. We generate our support and service revenue primarily from support and service contracts, which include our InfoSight cloud-based monitoring and management platform. The majority of our product sales are bundled with support and service contracts with terms ranging from one to five years. We recognize revenue from support and service contracts over the contractual service period. Our support and service revenue also includes our Storage on Demand (“SoD”) service offering. Under this pay-as-you-go subscription model, customers are generally billed on a monthly basis based on the amount of data consumed during the month. The SoD service offering includes all support services such as InfoSight. Revenue is recognized as services are performed. As a percentage of total revenue, we expect our support and service revenue to increase as we add new customers and renew existing support and service contracts, and our customers use more of our SoD service.

Cost of Revenue

Our total cost of revenue is comprised of the following:

Cost of Product Revenue. Cost of product revenue primarily includes costs paid to our third-party contract manufacturer, which includes the costs of our components, and personnel costs associated with our manufacturing operations. Personnel costs consist of salaries, benefits, bonuses and stock-based compensation. Our cost of product revenue also includes warranty costs, inventory related expenses, freight and allocated overhead costs. Overhead costs consist of certain facilities, depreciation, benefits and information technology (“IT”) costs. We expect our cost of product revenue to increase as our product revenue increases.

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

Provision for Income Taxes

Provision for income taxes consists primarily of state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. We provide a full valuation allowance for U.S. deferred tax assets, which includes net operating loss (“NOL”), carryforwards and tax credits related primarily to research and development. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that the assets will not be realized based on our history of losses.

Results of Operations

The following tables summarize our consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$66,752	$47,123	$126,945	$88,358
Support and service	13,357	6,638	24,452	11,950

Total revenue	80,109	53,761	151,397	100,308
Cost of revenue:
Product(1)	21,127	14,797	40,268	27,808
Support and service(1)	6,637	3,719	12,289	7,043

Total cost of revenue	27,764	18,516	52,557	34,851
Total gross profit	52,345	35,245	98,840	65,457
Operating expenses:
Research and development(1)	24,539	17,417	46,248	31,634
Sales and marketing(1)	47,860	36,639	92,303	65,841
General and administrative(1)	9,449	7,101	18,710	13,538

Total operating expenses	81,848	61,157	157,261	111,013

Loss from operations	(29,503)	(25,912)	(58,421)	(45,556)
Interest income, net	61	22	129	18
Other income (expense), net	(379)	(65)	(303)	144

Loss before provision for income taxes	(29,821)	(25,955)	(58,595)	(45,394)
Provision for income taxes	288	162	500	318

Net loss	$(30,109)	$(26,117)	$(59,095)	$(45,712)

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$660	$374	$1,205	$605
Cost of support and service revenue	1,304	593	2,461	986
Research and development	6,638	3,692	12,069	6,132
Sales and marketing	9,389	8,664	19,500	13,585
General and administrative	4,330	1,846	8,071	3,418

Total stock-based compensation expense	$22,321	$15,169	$43,306	$24,726

Comparison of the Three and Six Months Ended July 31, 2015 and 2014

Revenue

	Three Months Ended July 31,				Six Months Ended July 31,
	2015	2014	Change		2015	2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Revenue:
Product	$66,752	$47,123	$19,629	42%	$126,945	$88,358	$38,587	44%
Support and service	13,357	6,638	6,719	101	24,452	11,950	12,502	105

Total revenue	$80,109	$53,761	$26,348	49%	$151,397	$100,308	$51,089	51%

Total revenue increased by $26.3 million, or 49%, during the three months ended July 31, 2015 compared to the three months ended July 31, 2014. Total revenue increased by $51.1 million, or 51%, during the six months ended July 31, 2015 compared to the six months ended July 31, 2014. The revenue growth reflects increased demand for our storage products and related support and service, partially offset by lower revenue from the foreign currency impact on our non-U.S. dollar billings. The increase in product revenue was driven by higher sales of our storage products to existing and new end-customers, expansion into Global 5000 enterprises and cloud service providers, and international expansion. We acquired 2,460 new end-customers from July 31, 2014 to July 31, 2015. The increase in support and service revenue was driven by higher product sales and the resulting expansion of our installed base of end customers.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,				Six Months Ended July 31,
	2015	2014	Change		2015	2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$21,127	$14,797	$6,330	43%	$40,268	$27,808	$12,460	45%
Support and service	6,637	3,719	2,918	78	12,289	7,043	5,246	74

Total cost of revenue	$27,764	$18,516	$9,248	50%	$52,557	$34,851	$17,706	51%

Gross margin	65.3%	65.6%			65.3%	65.3%

Cost of revenue increased by $9.2 million, or 50%, during the three months ended July 31, 2015 compared to the three months ended July 31, 2014. The increase in cost of product revenue was driven primarily by higher product sales. The increase in cost of product revenue was also impacted by higher costs of $0.6 million in our manufacturing operations, primarily driven by personnel costs associated with increased headcount. The increase in cost of support and service revenue was primarily attributable to higher costs of $2.1 million in our global customer support organization primarily driven by personnel costs associated with increased headcount and increase in allocated overhead resulting from higher facilities utilization.

Cost of revenue increased by $17.7 million, or 51%, during the six months ended July 31, 2015 compared to the six months ended July 31, 2014. The increase in cost of product revenue was driven primarily by higher product sales. The increase in cost of product revenue was also impacted by higher costs of $1.2 million in our manufacturing operations, primarily driven by personnel costs, including stock-based compensation, associated with increased headcount. The increase in cost of support and service revenue was primarily attributable to higher costs of $3.8 million in our global customer support organization primarily driven by personnel costs, including stock-based compensation, associated with increased headcount and increase in allocated overhead resulting from higher facilities utilization.

Gross margin decreased from 65.6% during the three months ended July 31, 2014 to 65.3% during the three months ended July 31, 2015, which was mainly driven by lower product gross margin, partially offset by improvement due to higher support and service gross margin. Product gross margin decreased by 0.2 percentage points from 68.6% to 68.4% during the three months ended July 31, 2015 compared to the three months ended July 31, 2014. The decrease in product gross margin from the prior year was mainly driven by higher stock based compensation, partially offset by continuing operational leverage and efficiencies in our supply chain infrastructure. Support and service gross margin increased by 6.3 percentage points from 44.0% to 50.3% during the three months ended July 31, 2015 compared to the three months ended July 31, 2014. The improvements in support and service gross margin from prior year were driven by increased revenue from our larger base of end customers and economies of scale from our support organization, enabled by the automation capabilities of InfoSight.

Gross margin remained flat at 65.3% during the six months ended July 31, 2015 and 2014, respectively. Our gross margin remained flat from the prior year mainly because of improvement due to higher support and service gross margin, partially offset by lower product gross margin. Support and service gross margin increased by 8.7 percentage points from 41.1% to 49.7% during the six months ended July 31, 2015 compared to the six months ended July 31, 2014. The improvements in support and service gross margin from the prior year were driven by increased revenue from our larger base of end customers and economies of scale from our support organization, enabled by the automation capabilities of InfoSight. Product gross margin decreased by 0.2 percentage points from 68.5% to 68.3% during the six months ended July 31, 2015 compared to the six months ended July 31, 2014. The decrease in product gross margin from the prior year was mainly driven by higher stock based compensation, partially offset by continuing operational leverage and efficiencies in our supply chain infrastructure.

Operating Expenses

	Three Months Ended July 31,				Six Months Ended July 31,
	2015	2014	Change		2015	2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$24,539	$17,417	$7,122	41%	$46,248	$31,634	$14,614	46%
Sales and marketing	47,860	36,639	11,221	31	92,303	65,841	26,462	40
General and administrative	9,449	7,101	2,348	33	18,710	13,538	5,172	38

Total operating expenses	$81,848	$61,157	$20,691	34%	$157,261	$111,013	$46,248	42%

Includes stock-based compensation expense of:
Research and development	$6,638	$3,692	$2,946	80%	$12,069	$6,132	$5,937	97%
Sales and marketing	9,389	8,664	725	8	19,500	13,585	5,915	44
General and administrative	4,330	1,846	2,484	135	8,071	3,418	4,653	136

Total	$20,357	$14,202	$6,155	43%	$39,640	$23,135	$16,505	71%

Research and Development

Research and development expense increased by $7.1 million, or 41%, during the three months ended July 31, 2015 compared to the three months ended July 31, 2014. The increase was primarily due to a $5.9 million increase in personnel costs, including stock-based compensation, resulting from headcount growth to support further development of our storage products, and $0.7 million increase in depreciation expense from property and equipment purchases as we further invested in our laboratory and test infrastructure.

Research and development expense increased by $14.6 million, or 46%, during the six months ended July 31, 2015 compared to the six months ended July 31, 2014. The increase was primarily due to a $12.0 million increase in personnel costs, including stock-based compensation, resulting from headcount growth to support further development of our storage products, and $1.5 million increase in depreciation expense from property and equipment purchases as we further invested in our laboratory and test infrastructure.

Sales and Marketing

Sales and marketing expense increased by $11.2 million, or 31%, during the three months ended July 31, 2015 compared to the three months ended July 31, 2014. The increase was primarily due to a $5.4 million increase in personnel costs, including stock-based compensation, resulting from headcount growth, a $2.0 million increase in advertising and tradeshow expenses, and a $1.9 million increase in commission expense related to higher sales.

Sales and marketing expense increased by $26.5 million, or 40%, during the six months ended July 31, 2015 compared to the six months ended July 31, 2014. The increase was primarily due to a $15.7 million increase in personnel costs, including stock-based compensation, resulting from headcount growth, a $4.0 million increase in commission expense related to higher sales, and a $2.9 million increase in advertising and tradeshow expenses.

General and Administrative

General and administrative expense increased by $2.3 million, or 33%, during the three months ended July 31, 2015 compared to the three months ended July 31, 2014. The increase was primarily due to a $3.0 million increase in personnel costs, including stock-based compensation expense, resulting from headcount growth, partially offset by a $0.9 million decrease in legal costs.

General and administrative expense increased by $5.2 million, or 38%, during the six months ended July 31, 2015 compared to the six months ended July 31, 2014. The increase was primarily due to a $5.5 million increase in personnel costs, including stock-based compensation expense, resulting from headcount growth, partially offset by a $1.0 million decrease in legal costs.

Other Income (expense), Net

	Three Months Ended July 31,				Six Months Ended July 31,
	2015	2014	Change		2015	2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Interest income, net	$61	$22	$39	177%	$129	$18	$111	617%
Other income (expense), net	(379)	(65)	(314)	483%	(303)	144	(447)	(310)%

Other income (expense), net consisted primarily of gains (losses) from the remeasurement of our foreign currency denominated assets. The increase in the losses from the remeasurement of our foreign currency denominated assets during the three and six months ended July 31, 2015 compared to the three and six months ended July 31, 2014 resulted from higher non-U.S. dollar denominated net asset balances due to increased international expansion, and the appreciation of the U.S. dollar against the Euro, British pound sterling, Australian dollar, and Canadian dollar. We entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. For the three and six months ended July 31, 2015, we recognized $0.2 million in realized gains and $0.1 million in realized losses related to foreign currency forward contracts, respectively. We did not enter foreign currency forward contracts for the three and six months ended July 31, 2014.

Provision for Income Taxes

	Three Months Ended July 31,				Six Months Ended July 31,
	2015	2014	Change		2015	2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Provision for income taxes	$288	$162	$126	78%	$500	$318	$182	57%

The increase in the provision for income taxes during the three and six months ended July 31, 2015 compared to the three and six months ended July 31, 2014 was primarily due to an increase in foreign taxes related to intercompany cost plus agreements with our international subsidiaries.

Liquidity and Capital Resources

	As of
	July 31, 2015	January 31, 2015
	(in thousands)
Cash and cash equivalents	$213,554	$208,394

	Six Months Ended July 31,
	2015	2014
	(dollars in thousands)
Cash provided by operating activities	$6,569	$3,289
Cash used in investing activities	(13,954)	(8,005)
Cash provided by financing activities	12,670	1,906
Foreign exchange impact on cash and cash equivalents	(125)	117

Net increase (decrease) in cash and cash equivalents	$5,160	$(2,693)

Other Financial and Operational Metrics:
Days Sales Outstanding	41	36
Days Sales Inventory (1)	48	40

(1)	Average number of days we hold our inventory before sale. This is calculated by taking the average of the beginning and ending inventory divided by total cost of revenue excluding stock-based compensation for the periods presented.

At July 31, 2015, our cash and cash equivalents were $213.6 million, of which approximately $2.9 million was held outside of the United States and not immediately available to fund domestic operations and obligations. We do not enter into investments for trading or speculative purposes.

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

Operating Activities

During the six months ended July 31, 2015, cash provided by operating activities was $6.6 million. The primary factors affecting our cash flows from operations during this period were our net loss of $59.1 million, partially offset by non-cash charges of $43.3 million for stock-based compensation, and $6.9 million for depreciation of our property and equipment, and net cash flows of $15.2 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was a $23.5 million increase in deferred revenue due to higher sales of support and service contracts and a $1.2 million increase in accounts payable and accrued liabilities as a result of increase in inventory purchases and timing of payments. This was partially offset by the increase of $7.9 million in accounts receivable which was attributable to increased sales, and a $1.6 million increase in inventories. We expect operating cash flows to continue to be affected by timing of sales and timing of collections.

During the six months ended July 31, 2014, cash provided by operating activities was $3.3 million. The primary factors affecting our cash flows from operations during this period were our net loss of $45.7 million, partially offset by non-cash charges of $24.7 million for stock-based compensation and $3.8 million for depreciation of our property and equipment, and net cash flows of $20.6 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was a $19.1 million increase in accounts payable and accrued liabilities as a result of increase in inventory purchases and timing of payments, and a $17.0 million increase in deferred revenue due to higher sales of support and service contracts. This was partially offset by the increase of $11.9 million in accounts receivable which was attributable to increased sales and a $3.7 million increase in inventories.

Investing Activities

Cash used in investing activities during the six months ended July 31, 2015 was $14.0 million, primarily resulting from the purchase of property and equipment due to an increase in expansion of our research and development and overall infrastructure. We expect to continue to make such purchases to support continued growth of our business.

Cash used in investing activities during the six months ended July 31, 2014 was $8.0 million, primarily resulting from the purchase of property and equipment due to an increase in expansion of our research and development infrastructure.

Financing Activities

Cash provided by financing activities for the six months ended July 31, 2015 was $12.7 million, primarily resulting from $7.2 million of proceeds from issuance of common stock under our ESPP, and $5.2 million of proceeds from the exercise of stock options, net of repurchases of unvested early exercised shares.

Cash used in financing activities for the six months ended July 31, 2014 was $1.9 million, primarily resulting from $3.2 million of proceeds from the exercise of stock options, partially offset by a $1.2 million payment of issuance costs related to our initial public offering in December 2013.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments for the six months ended July 31, 2015, as compared to the contractual obligations and commitments described in our Annual Report for the fiscal year ended January 31, 2015.

Off-Balance Sheet Arrangements

As of July 31, 2015 and January 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

The combination of our higher non-U.S. dollar denominated net asset balances from increased international expansion, primarily in our U.S. entity, and the foreign currency fluctuations, net of hedging, caused us to recognize transaction losses of $0.4 million and $0.1 million during the three months ended July 31, 2015 and 2014, respectively, and transaction losses of $0.3 million and transaction gains of $0.1 million during the six months ended July 31, 2015 and 2014, respectively, in other income, net, in the consolidated statements of operations. The $0.4 million in foreign exchange transaction losses recognized for the three months ended July 31, 2015 was net of $0.2 million in gains from foreign currency forward contracts which we entered during the three months ended July 31, 2015. The $0.3 million in foreign exchange transaction losses recognized for the six months ended July 31, 2015 included $0.1 million in losses from foreign currency forward contracts which we entered during the six months ended July 31, 2015. In November 2014, we entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally are one months in original maturity. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact hedging activities could have on our results of operations. The fair value of foreign exchange forward contracts outstanding as of July 31, 2015 was a loss of $71,000.

Interest Rate Risk

We had cash and cash equivalents of $213.6 million as of July 31, 2015, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

There have been no material changes to our critical accounting policies and estimates during the six months ended July 31, 2015 from those disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report for the year ended January 31, 2015.

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies contained in the “Notes to Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial conditions.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures.” Rule 13a-15(e) and Rule 15d-15(e) require that a company’s controls and other procedures are designed to ensure information required to be disclosed in the reports it files, or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and other procedures designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 under the Exchange Act, as of the end of the period covered by this Form 10-Q for the financial quarter ended July 31, 2015. Based on the evaluation, as of July 31, 2015, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended July 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On October 29, 2013, NetApp filed a lawsuit in United States District Court, Northern District of California, alleging violations of the federal CFAA, trade secret misappropriation, unfair competition and related state law claims. The Company and three individuals, a sales engineer employee of an Australian affiliate, along with a sales representative and program manager of the Company, had been named as defendants. On January 10, 2014, NetApp filed a First Amended Complaint that added similar state law claims against three additional individuals as defendants. The First Amended Complaint alleged that the Australian defendant, a former employee of a NetApp reseller, accessed NetApp’s password-protected website allegedly restricted to NetApp partners, resellers, employees and customers, and downloaded confidential and proprietary information in violation of the CFAA. It further alleged that the other five individual defendants, who were formerly employed at NetApp, downloaded NetApp company documents and materials, including allegedly confidential and trade secret information and/or deleted NetApp documents and materials, prior to leaving NetApp. On May 16, 2014, NetApp filed a lawsuit in the Superior Court of California, County of Santa Clara against the Company and five individuals who were dismissed from the federal lawsuit, alleging claims that were similar to those dismissed from the federal lawsuit. The state court complaint sought unspecified damages and injunctive relief.

The parties entered into a written settlement agreement effective March 16, 2015, the terms of which are confidential. The settlement, which is not material to the Company’s consolidated financial statements, resolved all remaining claims in the two pending litigations. Both matters involving NetApp were dismissed with prejudice. On July 15, 2015, NetApp filed a motion to modify the settlement agreement to allow NetApp additional time to comply. The Company opposed that motion and at a hearing on August 25, 2015, the Court took the motion under submission. On August 3, 2015, NetApp filed a motion alleging the Company and codefendants had not fully complied with the terms of the confidential settlement agreement. The Company opposed that motion and at a hearing on September 2, 2015, the Court denied the motion in its entirety.

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

We have incurred net losses in all fiscal years since our inception, including net losses of $27.9 million, $43.1 million, $98.8 million and $59.1 million in the years ended January 31, 2013, 2014 and 2015 and the six months ended July 31, 2015, respectively. As of July 31, 2015, we had an accumulated deficit of $259.0 million. We anticipate that we will continue to operate in a net loss position for the foreseeable future as we continue to develop our technology, enhance our product and service offerings, expand our sales channels, expand our operations and hire additional employees. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. In future periods, our profitability could be adversely affected for a number of possible reasons, including slowing demand for our products or services, increasing competition, changes in the way storage services are consumed, a decrease in the growth of the storage market or general economic conditions. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may suffer.

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

Our operating results have historically fluctuated and may continue to fluctuate from quarter to quarter, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the budgeting cycles and purchasing practices of end-customers;

•	increasing number and size of orders from Global 5000 companies and other large enterprises and cloud service providers that may require longer sales cycles;

•	deferral of orders in anticipation of new products or product enhancements announced by us or our competitors;

•	our ability to attract and retain new channel partners and end-customers;

•	our ability to sell additional products to existing channel partners and end-customers;

•	changes in end-customer requirements or market needs and our inability to make corresponding changes to our business;

•	any potential disruption in our sales channels or termination of our relationship with important channel partners;

•	potential seasonality in the markets we serve;

•	the timing and success of new product and service introductions by us or our competitors, including the introduction and success of fibre channel products;

•	general economic conditions, both domestically and in our foreign markets;

•	changes in the competitive landscape, including consolidation among our competitors or end-customers;

•	price competition;

•	material changes in customer adoption of our product or service offerings, such as our Storage on Demand offering, that may change the timing of revenue recognition;

•	our inability to provide adequate support to our end-customers;

•	our ability to control the costs of manufacturing our products, including the cost of components;

•	our inability to fulfill our customers’ orders due to supply chain delays or events that impact our manufacturers or their suppliers;

•	our inability to adjust certain fixed costs and expenses, particularly in research and development, for changes in demand;

•	the timing of certain payments and related expenses, such as sales commissions;

•	increases or decreases in our revenue and expenses caused by fluctuations in foreign currency exchange rates, as an increasing portion of our revenue is collected and expenses are incurred and paid in currencies other than the U.S. dollar;

•	the cost of and potential outcomes of existing and future claims or litigation, which could have a material adverse effect on our business;

•	future accounting pronouncements and changes in our accounting policies; and

•	changes in tax laws or tax regulations.

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

Because of our limited visibility into end-customer demand, our ability to accurately forecast our future revenue is limited. We sell our products primarily through our network of channel partners that accounted for, 89% 92%, 98% and 99% of our total revenue in the years ended January 31, 2013, 2014 and 2015 and the six months ended July 31, 2015, respectively. We place orders with our third-party manufacturer based on our forecasts of our end-customers’ requirements and forecasts provided by our channel partners. These forecasts are based on multiple assumptions, each of which might cause our estimates to be inaccurate, affecting our ability to provide products to our end-customers. When demand for our products increases significantly, we may not be able to meet it on a timely basis, and we may need to expend a significant amount of time working with our end-customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs to accelerate the manufacture and delivery of additional products. If we or our channel partners underestimate end-customer demand, we may forego revenue opportunities, lose market share and damage our end-customer relationships. Conversely, if we overestimate demand for our products and consequently purchase significant amounts of components or hold inventory, we could incur additional costs and potentially incur related charges, which could adversely affect our operating results.

Adverse economic conditions or reduced IT spending may adversely impact our business.

Our business depends on the overall demand for IT and on the economic health of our current and prospective customers. In general, worldwide economic conditions remain unstable, and these conditions make it difficult for our current and prospective customers and us to forecast and plan future business activities accurately, and they could cause our customers or prospective customers to reevaluate their decision to purchase our products or services. Weak global economic conditions, or a reduction in IT spending even if economic conditions improve, could adversely impact our business and operating results in a number of ways, including longer sales cycles, lower prices for our products, reduced bookings and lower or no growth.

We are dependent on a small number of product lines, and the lack of continued market acceptance of these product lines, particularly our CS Series of storage products, would result in lower revenue.

Our CS Series of storage products (“CS products”), account for a majority of our total revenue and we anticipate that these products will continue to do so for the foreseeable future. As a result, our revenue could be reduced as a result of:

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

We depend on VARs and distributors to sell our products. Our contracts with channel partners typically have a term of one year and are terminable without cause upon written notice to the other party. Our channel partner agreements do not prohibit them from offering competitive products or services and do not contain any purchase commitments. Many of our channel partners also sell our competitors’ products. If our channel partners give higher priority to our competitors’ storage products, we may be unable to grow our revenue and our net loss could increase. Further, in order to develop and expand our channels, we must continue to scale and improve our processes and procedures that support our channel partners, including investments in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. If we fail to maintain existing channel partners or develop relationships with new channel partners, our revenue opportunities will be reduced.

We receive a substantial portion of our total revenue from a limited number of channel partners, including VARs and distributors, and the loss of, or a significant reduction in, orders from one or more of our major channel partners would harm our business.

We receive a substantial portion of our total revenue from a limited number of channel partners, including distributors and VARs. For the years ended January 31, 2013, 2014 and 2015 our top ten channel partners accounted for 37%, 47% and 90%, respectively, of our total revenue. We have transitioned order fulfillment in North America largely to three distributors. The majority of our existing VARs now contract directly with one or all of these three distributors, Avnet, Inc., Ingram Micro Inc. and Carahsoft Technology Corp. Avnet, Inc. accounted for more than 10% of our revenue for the year ended January 31, 2014 and 2015. Carahsoft Technology Corp. accounted for more than 10% of our revenue for the year ended January 31, 2015, but less than 10% of our revenue for the year ended January 31, 2014. Ingram Micro started to account for more than 10% of our revenue beginning from the first quarter of our fiscal year 2016. For the year ended January 31, 2013, revenue from another distributor, Advanced Media Services, accounted for more than 10% of our revenue, but less than 10% of our revenue for the years ended January 31, 2014 and 2015. We anticipate that we will continue to depend upon a limited number of channel partners for a substantial portion of our total revenue for the foreseeable future and, in some cases, the portion of our revenue attributable to individual channel partners may increase in the future. The loss of one or more key channel partners or a reduction in sales through any major channel partner would reduce our revenue.

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

Our growth strategy is dependent, in part, upon increasing sales of our products to larger enterprises. Sales to these types of end-customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities. These risks include:

•	competition from larger competitors that traditionally target larger enterprises that may have pre-existing relationships or purchase commitments from those end-customers;

•	successfully introducing and supporting fibre channel products, as many large enterprises often require products that support this technology;

•	increased purchasing power and leverage held by large end-customers in negotiating price and other contractual arrangements;

•	more stringent support requirements; and

•	longer sales cycles and the associated risk that substantial time and resources may be spent on potential end-customers that elect not to purchase our products.

Large enterprises often undertake a significant evaluation process that results in a lengthy sales cycle. Although we have a channel sales model, our sales representatives may invest substantial time and resources in engaging with sales to larger end-customers. We may spend this time and resources without being successful in generating any sales. In addition, product purchases by large enterprises are frequently subject to bidding processes involving multiple competing suppliers, budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Finally, large enterprises typically have longer implementation cycles, require greater product functionality and scalability (including, for example, fibre channel products) and a broader range of services, demand that vendors take on a larger share of risks, sometimes require acceptance provisions that can potentially lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. All of these factors can add risk to business conducted with these end-customers. If we fail to realize an expected sale from a large end-customer in a particular quarter or at all, our business, operating results and financial condition could be adversely affected.

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

Our future growth will depend on our ability to enter into successful strategic relationships with third parties. For example, our SmartStack initiative involves working with third parties, including Cisco Systems, Inc., Citrix Systems, Inc., Microsoft Corporation, Oracle Corporation and VMware, Inc. to create a broader integrated technology solution to address our end-customers’ needs. In addition, we work with global distributors to streamline and grow our sales channel. These relationships may not result in additional customers or enable us to generate significant revenue. These relationships are typically non-exclusive and do not prohibit the other party from working with our competitors or from offering competing services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results could suffer.

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

We have experienced rapid growth over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount significantly over the next 12 months. For example, from January 31, 2011 to July 31, 2015, our headcount increased from 47 to 975 employees. Since we initially launched our products in August 2010, our number of end-customers grew to over 6,211 as of July 31, 2015. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational and financial resources.

To manage any future growth effectively, we must continue to improve and expand our IT, and financial infrastructure, our operating and administrative systems and controls, our enterprise resource planning systems and processes and our ability to manage headcount, capital and processes in an efficient manner. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue and expenses, or to prevent losses. Our productivity and the quality of our products and services may also be adversely affected if we do not integrate and train our new employees quickly and effectively. Failure to manage any future growth effectively could result in increased costs, negatively impact our end-customers’ satisfaction and harm our operating results.

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

We have in the past had to make a voluntary disclosure to the Office of Export Enforcement of the U.S. Commerce Department to report a failure to obtain an encryption registration number prior to shipment of a particular hardware appliance product to a limited number of international customers. Failure to comply with export regulations and these recent voluntary submissions could result in penalties, costs, and restrictions on export privileges, which could also harm our operating results, as well as our inability to service certain products already in the hands of our end-customers, which could have negative consequences, including reputational harm. The U.S. Commerce Department’s Bureau of Industry and Security has granted the service authorization and closed the enforcement matter by issuing us a warning letter, rather than assessing a civil penalty.

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

Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled personnel. We may not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our stock declines, it may adversely affect our ability to hire or retain highly skilled employees. In addition, since we expense all stock-based compensation, we may periodically change our equity compensation practices, which may include reducing the number of employees eligible for options or reducing the size of equity awards granted per employee. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.

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

Some of our channel partners and direct customers have experienced financial difficulties in the past. A channel partner or direct customer experiencing such difficulties will generally not purchase or sell as many of our products as it would under normal circumstances and may cancel orders. Our typical payment terms are 30 days from invoice. Because of local customs or conditions, payment terms may be longer in some circumstances and markets. In addition, a channel partner or direct customer experiencing financial difficulties generally increases our exposure to uncollectible receivables. If any of our channel partners or direct customers that represent a significant portion of our total revenue becomes insolvent or suffers a deterioration in its financial or business condition and is unable to pay for our products, our results of operations could be harmed.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the New York Stock Exchange. We expect the requirements of these rules and regulations will increase our legal, accounting, financial compliance and audit costs, make some activities more challenging, time consuming and costly, and place strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. We are continuing to enhance and refine our disclosure controls and other procedures designed to ensure information required to be disclosed in the reports filed with the SEC, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.

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

We have performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. To comply with the full requirements of a public company, we will need to undertake various other actions, such as implementing new internal controls and procedures and hiring accounting and/or internal audit staff. Commencing with the audit of our fiscal year when we must comply with the attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, which will be the fiscal year ended January 31, 2016, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting. At such time, our independent registered public accounting firm may issue a report that it is not satisfied with the level at which our controls are designed or operating or may assess certain controls as ineffective, and our remediation efforts may not enable us to avoid a material weakness in the future.

If we fail to comply with environmental requirements, our business, operating results and reputation could be adversely affected.

We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the European Union (the “EU”), Restrictions of Hazardous Substances Directive (“RoHS”), and the EU Waste Electrical and Electronic Equipment Directive (“WEEE”), as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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

As a public company, we will be subject to new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), that will require us to diligence, disclose and report whether or not our products contain conflict minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes or sources of supply to avoid such materials. Under the Dodd-Frank Act, we are required to assess if our products contain minerals that are not determined to be conflict free in the first calendar year following the first eight months after our initial public offering date. Our first calendar year which requires this assessment begins January 1, 2015. After our assessment has been completed, any public filings of our assessment must be made by May 31, 2016.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

As of January 31, 2015, we had federal and state net operating loss carryforwards of $170.8 million and $90.5 million due to prior period losses, which if not utilized, will begin to expire in 2035. If these NOLs expire unused and are unavailable to offset future income tax liabilities, our profitability may be adversely affected. In addition, under Section 382 of the U.S. Internal Revenue Code a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes and, if we undergo an ownership change in the future, our ability to utilize our NOLs could be further limited by Section 382. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382. In September 2013, we completed an analysis to evaluate whether there are any limitations of our NOLs and concluded no limitations currently exist. While we do not believe that we have experienced an ownership change that would result in limitations, regulatory changes, such as suspension of the use of NOLs, could result in the expiration of our NOLs or otherwise cause them to be unavailable to offset future income tax liabilities. Our net operating losses could also be impaired under state law. As a result, we might not be able to utilize a material portion of our NOLs.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Because the market value of our common stock held by non-affiliates exceeds $700 million as of July 31, 2015, we will be deemed a “large accelerated filer” under the Exchange Act and will lose emerging growth company status as of January 31, 2016.

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

Our directors, executive officers and their affiliates have significant influence over us.

Our directors and executive officers, together with their affiliates, beneficially own, in the aggregate, 36% of our outstanding common stock as of August 31, 2015. As a result, these stockholders, acting together, have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the second quarter of the year ending January 31, 2016, we repurchased the following shares of common stock from former employees by exercising our right to repurchase unvested shares upon termination of employment at a price equal to the lower of the fair market value on the repurchase date or the original exercise price paid for such shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2015 to May 30, 2015	0	$0	N/A	N/A
June 1, 2015 to June 30, 2015	0	0	N/A	N/A
July 1, 2015 to July 31, 2015	3,907	1.6933	N/A	N/A

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on the 9th day of September, 2015.

NIMBLE STORAGE, INC.

By:	/s/ Anup Singh
Anup Singh Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)