Form 10-Q
period 2015-10-31
Nimble Storage Inc
filed 2015-12-09
CIK 1452751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

As of November 30, 2015, there were approximately 80.8 million shares of the Registrant’s Common Stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Nimble Storage, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	As of
	October 31,	January 31,
	2015	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$209,712	$208,394
Accounts receivable, net of allowance for doubtful accounts of $82 as of October 31, 2015 and $0 as of January 31, 2015	44,518	35,271
Inventories	14,705	11,981
Prepaid expenses and other current assets	5,997	4,974

Total current assets	274,932	260,620
Property and equipment, net	46,290	36,716
Restricted cash, non-current	3,978	3,983
Other long-term assets	287	255

Total assets	$325,487	$301,574

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,883	$19,799
Accrued compensation and benefits	15,221	21,128
Deferred revenue, current portion	50,189	34,246
Other current liabilities	7,818	8,063

Total current liabilities	98,111	83,236
Deferred revenue, non-current portion	55,260	40,200
Other long-term liabilities	8,528	9,566

Total liabilities	161,899	133,002

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 5,000 shares authorized, no shares issued and outstanding as of October 31, 2015 and January 31, 2015	—	—
Common stock, par value of $0.001 per share; 750,000 shares authorized as of October 31, 2015 and January 31, 2015; 80,728 and 76,191 shares issued and outstanding as of October 31, 2015 and January 31, 2015, respectively	75	71
Additional paid-in capital	451,522	368,689
Accumulated other comprehensive loss	(402)	(250)
Accumulated deficit	(287,607)	(199,938)

Total stockholders’ equity	163,588	168,572

Total liabilities and stockholders’ equity	$325,487	$301,574

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Revenue:
Product	$65,574	$51,126	$192,519	$139,484
Support and service	15,153	7,970	39,605	19,920

Total revenue	80,727	59,096	232,124	159,404
Cost of revenue:
Product	21,372	16,410	61,640	44,218
Support and service	6,665	4,254	18,954	11,297

Total cost of revenue	28,037	20,664	80,594	55,515
Gross profit	52,690	38,432	151,530	103,889
Operating expenses:
Research and development	22,936	19,679	69,184	51,313
Sales and marketing	49,853	36,994	142,156	102,835
General and administrative	8,249	8,887	26,959	22,425

Total operating expenses	81,038	65,560	238,299	176,573

Loss from operations	(28,348)	(27,128)	(86,769)	(72,684)
Interest income, net	66	71	195	89
Other expense, net	(41)	(1,113)	(344)	(969)

Loss before provision for income taxes	(28,323)	(28,170)	(86,918)	(73,564)
Provision for income taxes	251	219	751	537

Net loss	$(28,574)	$(28,389)	$(87,669)	$(74,101)

Net loss per share, basic and diluted	$(0.36)	$(0.39)	$(1.12)	$(1.04)

Weighted-average shares used to compute net loss per share, basic and diluted	79,736	72,960	78,137	71,561

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Net loss	$(28,574)	$(28,389)	$(87,669)	$(74,101)
Other comprehensive loss, net of taxes:
Change in cumulative translation adjustment	(33)	(205)	(152)	(88)

Comprehensive loss	$(28,607)	$(28,594)	$(87,821)	$(74,189)

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	October 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(87,669)	$(74,101)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	10,985	6,041
Stock-based compensation expense	60,836	42,132
Loss on disposal of property and equipment	160	—
Provision (recoveries) for allowance for doubtful accounts	81	(32)
Provision (recoveries) for excess and obsolete inventories	80	(267)
Changes in operating assets and liabilities:
Accounts receivable	(9,328)	(17,044)
Inventories	(2,580)	(4,653)
Prepaid expenses and other assets	(1,055)	(1,589)
Accounts payable	6,124	11,573
Deferred revenue	31,003	27,005
Accrued and other liabilities	(5,172)	7,702

Net cash provided by (used in) operating activities	3,465	(3,233)
Cash flows from investing activities:
Purchase of property and equipment	(23,031)	(12,840)
Change in restricted cash	5	(92)

Net cash used in investing activities	(23,026)	(12,932)
Cash flows from financing activities:
Payment of issuance costs related to issuance of common stock	—	(1,210)
Proceeds from exercise of stock options, net of repurchases	6,488	4,756
Proceeds from issuance of stock under employee stock purchase plan	14,321	9,227
Excess tax benefit from employee stock plans	226	85
Payment of taxes related to net settlement of restricted stock units	—	(125)

Net cash provided by financing activities	21,035	12,733
Foreign exchange impact on cash and cash equivalents	(156)	(98)

Net increase (decrease) in cash and cash equivalents	1,318	(3,530)
Cash and cash equivalents, beginning of period	208,394	208,486

Cash and cash equivalents, end of period	$209,712	$204,956

Supplemental disclosure of cash flow information:
Cash paid for income taxes	452	373
Cash paid for interest	25	23
Supplemental disclosure of noncash investing and financing activities:
Vesting of early exercised stock options	1,027	1,891
Purchase of property and equipment not yet paid	4,139	4,189

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Nimble Storage, Inc. (the “Company”) was incorporated in the state of Delaware in November 2007. The Company’s mission is to provide its customers with the industry’s most efficient data storage platform. The Company has designed and sells a flash-optimized storage platform, Adaptive Flash, that it believes is disrupting the market by enabling significant improvements in application performance and storage capacity with superior data protection, while simplifying business operations and lowering costs. With the combination of the Company’s Cache-Accelerated Sequential Layout file system (“CASL”), and its cloud-based storage management and support service, InfoSight, the Company’s Adaptive Flash platform serves a broad array of enterprises and cloud-based service providers, and the Company’s software and storage systems effectively handle mainstream applications, including virtual desktops, databases, email, collaboration and analytics. The Company is headquartered in San Jose, California, with employees in several international locations, including the United Kingdom, Australia, Canada, Germany, and Singapore.

Basis of Presentation and Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the consolidated accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

These interim Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company, the Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Loss and the Consolidated Statements of Cash Flows. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the Securities and Exchange Commission’s (the “SEC”) rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the year ended January 31, 2015 filed with the SEC on April 2, 2015. The results of operations for the three and nine months ended October 31, 2015 are not necessarily indicative of the results to be expected for the full year.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies for the three and nine months ended October 31, 2015, as compared to the significant accounting policies described in its Annual Report for the fiscal year ended January 31, 2015.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, the determination of the best estimated selling prices of deliverables included in multiple-deliverable revenue arrangements; the allowance for doubtful accounts; provision for excess or obsolete inventory; the useful lives of property and equipment; the warranty reserve; the fair value of the Company’s common stock and stock options issued; and the determination of the best estimated achievement of financial performance metrics related to the Company’s performance based stock awards. Actual results could differ from these estimates.

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

The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company’s policy is to maintain an allowance for doubtful accounts based upon the expected collectability of its accounts receivable, which takes into consideration specific customer creditworthiness and current economic trends. During the third and fourth quarters of the year ended January 31, 2014, the Company consolidated the majority of its North American sales to three distributors, and as a result, accounts receivable and revenue increased in concentration. The majority of previous value added resellers (“VARs”) are now purchasing from our distributors. Of all the Company’s customers, which include direct end-customers, VARs and distributors, the following distributors individually accounted for more than 10% of the Company’s accounts receivable and revenue at the end of and for each period presented:

	% of Accounts Receivable		% of Revenue
	As of		Nine Months Ended October 31,
	October 31, 2015	January 31, 2015	2015	2014
Customer A	31%	44%	40%	50%
Customer B	31%	18%	21%	*
Customer C	*	16%	17%	21%
Customer D	11%	*	*	*

*	Represents less than 10%.

There are no concentrations of business transacted with a particular market that would severely impact the Company’s business in the near term. However, the Company currently relies on one key contract manufacturer and supplier to produce most of its products; any disruption or termination of these arrangements could materially adversely affect the Company’s operating results.

Warranties

The Company provides a standard one-year warranty for hardware components covering material defects in materials and workmanship. In addition, the Company provides a 90-day warranty on the embedded software in its products for non-conformance with documented specifications. The Company accrues for estimated warranty costs based upon historical experience, and periodically assesses the adequacy of its recorded warranty liability at the end of each period. These costs are expensed as incurred and included in cost of product revenue in the Company’s consolidated statements of operations. In addition, failed parts recovered from customers are submitted to the Company’s suppliers for repair or replacement. These cost recoveries are offset against the Company’s warranty costs. The Company records warranty liability in other current liabilities in its consolidated balance sheet. As of October 31, 2015, the Company’s warranty liability was not material.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance on fees paid in a cloud computing arrangement. The standard requires customers in a cloud computing arrangement to evaluate whether the arrangement includes a software license. If the arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The standard will be effective for the Company for its first quarter of fiscal 2017, and will be applied on either a prospective or retrospective basis. The Company is currently evaluating adoption methods and whether this standard will have a material impact on its consolidated financial statements.

In May 2014, the FASB released Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance in ASU No. 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition and permits the use of either the retrospective or cumulative effect transition method. The Company is required to adopt this standard starting February 1, 2018 based on the newly released ASU No. 2014-14 in August 2015. Early adoption to the original public company adoption timelines is permitted. The Company has not yet selected a transition method and is currently in the process of determining the impact of ASU No. 2014-09 on its consolidated financial statements and related disclosures.

3. Net Loss Per Share

The following table sets forth the computation of net loss per share (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Numerator:
Net loss	$(28,574)	$(28,389)	$(87,669)	$(74,101)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	79,736	72,960	78,137	71,561

Net loss per share, basic and diluted	$(0.36)	$(0.39)	$(1.12)	$(1.04)

The following potentially dilutive securities were excluded (as common stock equivalents) from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive (in thousands):

	As of October 31,
	2015	2014
Shares subject to options to purchase common stock	9,493	13,868
Unvested restricted stock units	8,192	4,118
Unvested early exercised common shares	284	898
Employee stock purchase plan	151	126

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

The Company entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. These instruments are marked to market through earnings every period and generally have an original maturity period of one month. These instruments are classified within level 2 of the fair value hierarchy. The Company’s derivative assets and derivative liabilities as of October 31, 2015 and January 31, 2015 are as follows (in thousands):

	As of October 31, 2015		As of January 31, 2015
	Nominal Amount	Fair Value Gain (Loss)	Nominal Amount	Fair Value Gain (Loss)
Forward Contracts:
Purchased	$—	$—	$—	$—
Sold	$11,861	$(72)	$17,324	$(59)

5. Balance Sheet Components

Inventory

Inventories consist primarily of raw materials related to component parts, finished goods, which include both inventory held for sale and service inventory held at service depots in support of customer service agreements, and customer evaluation inventory. Service inventory held at service depots was $5.3 million and $4.1 million as of October 31, 2015 and January 31, 2015, respectively. In addition, inventory reserves were $3.7 million and $2.3 million as of October 31, 2015 and January 31, 2015, respectively.

The following is a summary of the Company’s inventories, net of inventory provisions recorded to adjust inventory to its estimated realizable value, by major category (in thousands):

	As of
	October 31,	January 31,
	2015	2015
Raw materials	$2,602	$2,383
Finished goods	8,224	6,871
Evaluation inventory	3,879	2,727

	$14,705	$11,981

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of
	October 31,	January 31,
	2015	2015
Computer equipment	$12,113	$9,226
Lab equipment	26,415	17,768
Software	4,916	3,443
Furniture and fixtures	3,789	3,287
Leasehold improvements	14,738	14,461
Construction in progress	6,468	1,223
Demonstration equipment	2,033	1,256

Total property and equipment	70,472	50,664
Less: accumulated depreciation	(24,182)	(13,948)

Total property and equipment, net	$46,290	$36,716

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

Depreciation expense related to property and equipment was $4.0 million and $2.2 million for the three months ended October 31, 2015 and 2014, respectively, and $11.0 million and $6.0 million for the nine months ended October 31, 2015 and 2014, respectively.

6. Commitments and Contingencies

Leases

The Company leases its facilities under various noncancelable operating leases with fixed rental payments. Rent expense totaled $1.6 million and $1.4 million for the three months ended October 31, 2015 and 2014, respectively, and $4.6 million and $3.9 million for the nine months ended October 31, 2015 and 2014, respectively.

Future minimum commitments under these operating leases as of October 31, 2015 were as follows (in thousands):

Years ending January 31:
2016 (remaining three months)	$1,906
2017	7,589
2018	7,189
2019	6,985
2020	6,940
Thereafter	13,585

$44,194

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

On July 15, 2015, NetApp filed a motion to modify the settlement agreement to allow NetApp additional time to comply. The Company opposed that motion and at a hearing on August 25, 2015, the Court took the motion under submission. On August 3, 2015, NetApp filed a motion alleging the Company and codefendants had not fully complied with the terms of the confidential settlement agreement. The Company opposed that motion and at a hearing on September 2, 2015, the Court denied the motion in its entirety. The Company does not anticipate any further proceedings in this matter.

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

7. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense related to stock options, restricted stock units (“RSUs”) and the employee stock purchase plan (“ESPP”) (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Cost of product revenue	$265	$486	$1,470	$1,091
Cost of support and service revenue	1,026	749	3,487	1,735
Research and development	4,888	4,595	16,957	10,727
Sales and marketing	9,132	7,575	28,632	21,160
General and administrative	2,219	4,001	10,290	7,419

Total stock-based compensation expense	$17,530	$17,406	$60,836	$42,132

The Company grants RSUs to certain employees, which is based on the Company meeting certain performance thresholds. The estimated probability of the amount of these RSUs expected to vest is assessed for each reporting period until the total shares granted are determined. For the three and nine months ended October 31, 2015, the Company recognized a credit of $1.6 million and an expense of $5.5 million stock-based compensation related to these RSUs, respectively. For the three and nine months ended October 31, 2014, the Company recognized $2.8 million and $5.2 million stock-based compensation related to these RSUs, respectively. The reduction of expense related to these RSUs in the three months ended October 31, 2015 is due to a reduction in estimated achievement of performance thresholds for the entire fiscal year.

8. Income Taxes

The Company’s provision for income taxes of $251,000 and $751,000 for the three and nine months ended October 31, 2015, respectively, consisted of current foreign taxes and current state taxes. The Company’s provision for income taxes of $219,000 and $537,000 for the three and nine months ended October 31, 2014 consisted of current foreign taxes and current state taxes, respectively.

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

Revenue by country or region, based on the bill to mailing address of the customer, for the periods presented was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
North America	$63,279	$47,378	$185,289	$131,204
EMEA	12,021	7,781	31,473	19,525
APAC	5,427	3,935	15,362	8,661
Other	—	2	—	14

Total revenue	$80,727	$59,096	$232,124	$159,404

Long-lived assets located in the following countries and regions as of each period end were as follows (in thousands):

	As of
	October 31, 2015	January 31, 2015
North America	$49,997	$40,521
Other	558	433

Total long-lived assets	$50,555	$40,954

10. Line of Credit

As of October 31, 2015, the remaining Credit Facility available for borrowings was $13.0 million. Amounts outstanding under the Credit Facility will bear interest at Wells Fargo’s prime rate with accrued interest payable on a monthly basis. In addition, the Company is obligated to pay a commitment fee of 0.20% per annum on the unused portion of the Credit Facility, with such fee payable on a quarterly basis. As of October 31, 2015, the commitment fee was capitalized and being amortized on the Company’s consolidated balance sheet. The Credit Facility was renewed in September 2014 for an incremental two-year period and now expires in October 2016. Under the credit facility renewal, the Company granted to Wells Fargo a first priority lien in its accounts receivable and other corporate assets, agreed to not pledge its intellectual property to other parties and became subject to certain reporting and financial covenants, as follows: (1) maintain minimum tangible net worth, defined as the aggregate of total stockholders’ equity plus subordinated debt less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals, of $135 million; and (2) maintain a monthly ratio of not less than 1.25 to 1.00, based on the aggregate of its cash and net accounts receivable divided by total current liabilities minus current deferred revenue. As of October 31, 2015, no amounts had been drawn against the Credit Facility.

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

We sell our products through our network of VARs and distributors, and also engage our end-customers through our global sales force. Our channel partners act as an extension of our sales force to market our solutions directly to end-customers and generally do not hold inventory. For certain end-customer orders, products are shipped to resellers, distributors and third-party systems integrators for various reasons including importing of products to non-U.S. countries and systems integration (e.g. SmartStack integrations) prior to shipment to the end-customer or the end-customer specified location(s). We have sales offices located in several international locations, including Australia, England, Germany and Singapore. In addition, we have sales employees located in 20 countries and distribution agreements in 30 countries. Our revenue outside North America was 22% and 20% of our total revenue for the three months ended October 31, 2015 and 2014, respectively, and was 20% and 18% of our total revenue for the nine months ended October 31, 2015 and 2014, respectively, as we increased our sales and marketing efforts on a global basis.

We outsource the manufacturing of our hardware products to our contract manufacturer, Flextronics International Ltd. (“Flextronics”), which assembles and tests our products. Our contract manufacturer generally procures the components used in our products directly from third-party suppliers. Inventory and shipment are handled by our third-party logistics partners. Distributors and VARs generally handle fulfillment and, in some situations, shipment for our domestic and international end-customers, but do not hold inventory.

We have experienced significant growth in recent periods with total revenue of $80.7 million and $59.1 million in the three months ended October 31, 2015 and 2014, respectively, and $232.1 million and $159.4 million in the nine months ended October 31, 2015 and 2014, respectively. Our net loss was $28.6 million and $28.4 million in the three months ended October 31, 2015 and 2014, respectively, and $87.7 million and $74.1 million in the nine months ended October 31, 2015 and 2014, respectively. As our sales and customer base have grown, we have also experienced growth in our deferred revenue from $74.4 million as of January 31, 2015 to $105.4 million as of October 31, 2015. Our gross margin has improved from approximately 65.0% and 65.2% for the three and nine months ended October 31, 2014, respectively, to 65.3% for the three and nine months ended October 31, 2015. As a percentage of total revenue, our operating expenses have decreased from 111% for the three months ended October 31, 2014 to 100% for the three months ended October 31, 2015, and have decreased from 111% for the nine months ended October 31, 2014 to 103% for the nine months ended October 31, 2015, respectively. As a percentage of total revenue, our non-GAAP operating loss declined from (16%) and (19%) for the three and nine months ended October 31, 2014, respectively, to (13%) and (11%) for the three and nine months ended October 31, 2015, respectively.

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

Since our founding, we have invested heavily in growing our business, particularly in research and development and sales and marketing. From January 31, 2014 to October 31, 2015, our headcount has increased from 592 to 1,049 employees. We intend to continue to invest in development of our solutions and sales and marketing programs to drive sustainable long-term growth. To support future sales, we plan to continue to invest significant resources in sales and marketing.

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

Key Business Metrics

We monitor the key business metrics set forth below in managing our business. We discuss revenue and gross margin below under “Components of Operating Results”. Deferred revenue, cash flow provided by (used in) operating activities, Non-GAAP free cash flow, Non-GAAP Net Loss, Non-GAAP Operating Loss and Adjusted EBITDA are discussed immediately below the following table.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(dollars in thousands)
Total revenue	$80,727	$59,096	$232,124	$159,404
Year-over-year percentage increase	37%	77%	46%	90%
Gross margin	65.3%	65.0%	65.3%	65.2%
Deferred revenue, current and non-current	105,449	60,514	105,499	60,514
Net cash provided by (used in) operating activities	(3,104)	(6,522)	3,465	(3,233)
Non-GAAP Free cash flow	(12,177)	(11,455)	(19,566)	(16,073)
Non-GAAP Net Loss	(11,044)	(10,983)	(26,833)	(31,969)
Non-GAAP Operating Loss	(10,818)	(9,722)	(25,933)	(30,552)
Non-GAAP Operating Loss as a percentage of total revenue	-13%	-16%	-11%	-19%
Adjusted EBITDA	(6,812)	(8,622)	(15,292)	(25,480)

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

Non-GAAP Free Cash Flow

We monitor Non-GAAP free cash flow as a measure of our overall business performance. We define Non-GAAP free cash flow as our net cash provided by (used in) operating activities, less the cash outflow used to purchase property and equipment. Monitoring Non-GAAP free cash flow enables us to analyze our ability to generate cash after accounting for capital expenditures, thereby allowing us to better understand and manage the cash needs of our business.

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

Reconciliations of Non-GAAP Net Loss and Adjusted EBITDA to net loss and Non-GAAP Operating Loss to operating loss are provided below:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(in thousands)
Net loss	$(28,574)	$(28,389)	$(87,669)	$(74,101)
Stock-based compensation expense	17,530	17,406	60,836	42,132

Non-GAAP Net Loss	$(11,044)	$(10,983)	$(26,833)	$(31,969)

Interest income, net	(66)	(71)	(195)	(89)
Provision for income taxes	251	219	751	537
Depreciation	4,047	2,213	10,985	6,041

Adjusted EBITDA	$(6,812)	$(8,622)	$(15,292)	$(25,480)

Loss from operations	$(28,348)	$(27,128)	$(86,769)	$(72,684)
Stock-based compensation expense	17,530	17,406	60,836	42,132

Non-GAAP Operating Loss	$(10,818)	$(9,722)	$(25,933)	$(30,552)

GAAP net cash provided by (used in) operating activities	$(3,104)	$(6,522)	$3,465	$(3,233)
Purchase of property and equipment	(9,073)	(4,933)	(23,031)	(12,840)

Non-GAAP free cash flow	$(12,177)	$(11,455)	$(19,566)	$(16,073)

Components of Operating Results

Revenue

Our total revenue is comprised of the following:

Product Revenue. We generate the substantial majority of our product revenue from the sales of our storage products. It is our practice to identify an end-customer from our distributors prior to shipment. In the majority of instances, products are shipped directly to the end-customers. For certain end-customer orders, products are shipped to resellers, distributors and third-party systems integrators for various reasons including importing of products to non-U.S. countries and systems integration (e.g. SmartStack integrations) prior to shipment to the end-customer or the end-customer specified location. Assuming all other revenue recognition criteria have been met, we generally recognize revenue upon shipment from our origin location in California, as title and risk of loss are transferred at that time. For certain distributors, title and risk of loss is transferred upon delivery to the end-customers and revenue is recognized after delivery has been completed. Our arrangements with distributors do not contain rights of return, subsequent price discounts, price protection or other allowances for shipments completed.

Support and Service Revenue. We generate our support and service revenue primarily from support and service contracts, which include our InfoSight cloud-based monitoring and management platform. The majority of our product sales are bundled with support and service contracts with terms ranging from one to five years. We recognize revenue from support and service contracts over the contractual service period. Our support and service revenue also includes our Storage on Demand (“SoD”) service offering. Under this pay-as-you-go subscription model, customers are generally billed on a monthly basis based on the amount of data consumed during the month. The SoD service offering includes all support services including InfoSight. Revenue is recognized as services are performed. As a percentage of total revenue, we expect our support and service revenue to increase as we add new customers and renew existing support and service contracts, and our customers use more of our SoD service.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$65,574	$51,126	$192,519	$139,484
Support and service	15,153	7,970	39,605	19,920

Total revenue	80,727	59,096	232,124	159,404
Cost of revenue:
Product(1)	21,372	16,410	61,640	44,218
Support and service(1)	6,665	4,254	18,954	11,297

Total cost of revenue	28,037	20,664	80,594	55,515
Total gross profit	52,690	38,432	151,530	103,889
Operating expenses:
Research and development(1)	22,936	19,679	69,184	51,313
Sales and marketing(1)	49,853	36,994	142,156	102,835
General and administrative(1)	8,249	8,887	26,959	22,425

Total operating expenses	81,038	65,560	238,299	176,573

Loss from operations	(28,348)	(27,128)	(86,769)	(72,684)
Interest income, net	66	71	195	89
Other expense, net	(41)	(1,113)	(344)	(969)

Loss before provision for income taxes	(28,323)	(28,170)	(86,918)	(73,564)
Provision for income taxes	251	219	751	537

Net loss	$(28,574)	$(28,389)	$(87,669)	$(74,101)

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$265	$486	$1,470	$1,091
Cost of support and service revenue	1,026	749	3,487	1,735
Research and development	4,888	4,595	16,957	10,727
Sales and marketing	9,132	7,575	28,632	21,160
General and administrative	2,219	4,001	10,290	7,419

Total stock-based compensation expense	$17,530	$17,406	$60,836	$42,132

Comparison of the Three and Nine Months Ended October 31, 2015 and 2014

Revenue

	Three Months Ended October 31,				Nine Months Ended October 31,
	2015	2014	Change		2015	2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Revenue:
Product	$65,574	$51,126	$14,448	28%	$192,519	$139,484	$53,035	38%
Support and service	15,153	7,970	7,183	90	39,605	19,920	19,685	99

Total revenue	$80,727	$59,096	$21,631	37%	$232,124	$159,404	$72,720	46%

Total revenue increased by $21.6 million, or 37%, during the three months ended October 31, 2015 compared to the three months ended October 31, 2014. Total revenue increased by $72.7 million, or 46%, during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. The revenue growth reflects increased demand for our storage products and related support and service, partially offset by lower revenue from the foreign currency impact on our non-U.S. dollar billings. The increase in product revenue was driven by higher sales of our storage products to existing and new end-customers, expansion into Global 5000 enterprises and cloud service providers, and international expansion. We acquired 2,509 new end-customers from October 31, 2014 to October 31, 2015. The increase in support and service revenue was driven by higher product sales and the resulting expansion of our installed base of end customers.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,				Nine Months Ended October 31,
	2015	2014	Change		2015	2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$21,372	$16,410	$4,962	30%	$61,640	$44,218	$17,422	39%
Support and service	6,665	4,254	2,411	57	18,954	11,297	7,657	68

Total cost of revenue	$28,037	$20,664	$7,373	36%	$80,594	$55,515	$25,079	45%

Gross margin	65.3%	65.0%			65.3%	65.2%

Cost of revenue increased by $7.4 million, or 36%, during the three months ended October 31, 2015 compared to the three months ended October 31, 2014. The increase in cost of product revenue was driven primarily by higher product sales. The increase in cost of support and service revenue was primarily attributable to higher costs of $1.7 million in our global customer support organization primarily driven by personnel costs associated with increased headcount and an increase in allocated overhead resulting from higher facilities utilization.

Cost of revenue increased by $25.1 million, or 45%, during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. The increase in cost of product revenue was driven primarily by higher product sales. The increase in cost of product revenue was also impacted by higher costs of $1.2 million in our manufacturing operations, primarily driven by personnel costs, including stock-based compensation, associated with increased headcount. The increase in cost of support and service revenue was primarily attributable to higher costs of $5.6 million in our global customer support organization primarily driven by personnel costs, including stock-based compensation, associated with increased headcount and an increase in allocated overhead resulting from higher facilities utilization.

Gross margin increased from 65.0% during the three months ended October 31, 2014 to 65.3% during the three months ended October 31, 2015. Gross margin increased from 65.2% during the nine months ended October 31, 2014 to 65.3% during the nine months ended October 31, 2015. Our gross margin improvement from the prior year was mainly due to higher support and service gross margin and lower stock-based compensation as a percentage of revenue, partially offset by lower product gross margin and unfavorable impact resulted from fluctuations in foreign currencies. Support and service gross margin increased by 9.4 percentage points from 46.6% to 56.0% during the three months ended October 31, 2015 compared to the three months ended October 31, 2014. Support and service gross margin increased by 8.8 percentage points from 43.3% to 52.1% during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. The improvements in support and service gross margin from the prior year were driven by increased revenue from our larger base of end customers and economies of scale from our support organization, enabled by the automation capabilities of InfoSight. Product gross margin decreased by 0.5 percentage points from 67.9% to 67.4% during the three months ended October 31, 2015 compared to the three months ended October 31, 2014. Product gross margin decreased by 0.3 percentage points from 68.3% to 68.0% during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. The decrease in product gross margin from the prior year was mainly driven by unfavorable fluctuations in foreign currencies.

Operating Expenses

	Three Months Ended October 31,				Nine Months Ended October 31,
	2015	2014	Change		2015	2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$22,936	$19,679	$3,257	17%	$69,184	$51,313	$17,871	35%
Sales and marketing	49,853	36,994	12,859	35	142,156	102,835	39,321	38
General and administrative	8,249	8,887	(638)	(7)	26,959	22,425	4,534	20

Total operating expenses	$81,038	$65,560	$15,478	24%	$238,299	$176,573	$61,726	35%

Includes stock-based compensation expense of:
Research and development	$4,888	$4,595	$293	6%	$16,957	$10,727	$6,230	58%
Sales and marketing	9,132	7,575	1,557	21	28,632	21,160	7,472	35
General and administrative	2,219	4,001	(1,782)	(45)	10,290	7,419	2,871	39

Total	$16,239	$16,171	$68	0%	$55,879	$39,306	$16,573	42%

Research and Development

Research and development expense increased by $3.3 million, or 17%, during the three months ended October 31, 2015 compared to the three months ended October 31, 2014. The increase was primarily due to a $1.7 million increase in personnel costs, including stock-based compensation, resulting from headcount growth to support further development of our storage products, and $0.9 million increase in depreciation expense from property and equipment purchases as we further invested in our laboratory and test infrastructure.

Research and development expense increased by $17.9 million, or 35%, during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. The increase was primarily due to a $13.7 million increase in personnel costs, including stock-based compensation, resulting from headcount growth to support further development of our storage products, and $2.3 million increase in depreciation expense from property and equipment purchases as we further invested in our laboratory and test infrastructure.

Sales and Marketing

Sales and marketing expense increased by $12.9 million, or 35%, during the three months ended October 31, 2015 compared to the three months ended October 31, 2014. The increase was primarily due to a $6.6 million increase in personnel costs, including stock-based compensation, resulting from headcount growth, a $1.9 million increase in commission expense related to higher sales, and a $1.3 million increase in advertising and tradeshow expenses.

Sales and marketing expense increased by $39.3 million, or 38%, during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. The increase was primarily due to a $22.3 million increase in personnel costs, including stock-based compensation, resulting from headcount growth, a $5.9 million increase in commission expense related to higher sales, and a $4.2 million increase in advertising and tradeshow expenses.

General and Administrative

General and administrative expense decreased by $0.6 million, or 7%, during the three months ended October 31, 2015 compared to the three months ended October 31, 2014. The decrease was primarily due to a $1.3 million decrease in personnel costs driven by lower stock-based compensation expense, partially offset by a $0.4 million increase in accounting and legal expenses.

General and administrative expense increased by $4.5 million, or 20%, during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. The increase was primarily due to a $4.2 million increase in personnel costs, including stock-based compensation expense, resulting from headcount growth, partially offset by a $0.8 million decrease in legal costs.

Interest Income and Other Expense, Net

	Three Months Ended October 31,				Nine Months Ended October 31,
	2015	2014	Change		2015	2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Interest income, net	$66	$71	$(5)	(7)%	$195	$89	$106	119%
Other expense, net	(41)	(1,113)	1,072	(96)%	(344)	(969)	625	(64)%

Other income (expense), net consisted primarily of gains (losses) from the remeasurement of our foreign currency denominated assets. The decrease in the losses from the remeasurement of our foreign currency denominated assets during the three and nine months ended October 31, 2015 compared to the three and nine months ended October 31, 2014 resulted from realized gains from our foreign currency forward contracts, partially offset by the appreciation of the U.S. dollar against the Euro, British pound sterling, Australian dollar, and Canadian dollar. We entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. For the three and nine months ended October 31, 2015, we recognized $102,000 and $48,000 in realized gains related to foreign currency forward contracts, respectively. We did not enter into foreign currency forward contracts for the three and nine months ended October 31, 2014.

Provision for Income Taxes

	Three Months Ended October 31,				Nine Months Ended October 31,
	2015	2014	Change		2015	2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Provision for income taxes	$251	$219	$32	15%	$751	$537	$214	40%

The increase in the provision for income taxes during the three and nine months ended October 31, 2015 compared to the three and nine months ended October 31, 2014 was primarily due to an increase in foreign taxes related to intercompany cost plus agreements with our international subsidiaries.

Liquidity and Capital Resources

	As of
	October 31, 2015	January 31, 2015
	(in thousands)
Cash and cash equivalents	$209,712	$208,394

	Nine Months Ended October 31,
	2015	2014
	(dollars in thousands)
Cash provided by (used in) operating activities	$3,465	$(3,233)
Cash used in investing activities	(23,026)	(12,932)
Cash provided by financing activities	21,035	12,733
Foreign exchange impact on cash and cash equivalents	(156)	(98)

Net increase (decrease) in cash and cash equivalents	$1,318	$(3,530)

Other Financial and Operational Metrics:
Days Sales Outstanding	41	38
Days Sales Inventory (1)	48	41

(1)	Average number of days we hold our inventory before sale. This is calculated by taking the average of the beginning and ending inventory divided by total cost of revenue excluding stock-based compensation for the periods presented.

At October 31, 2015, our cash and cash equivalents were $209.7 million, of which approximately $3.1 million was held outside of the United States and not immediately available to fund domestic operations and obligations. We do not enter into investments for trading or speculative purposes.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product and service offerings, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Operating Activities

During the nine months ended October 31, 2015, cash provided by operating activities was $3.5 million. The primary factors affecting our cash flows from operations during this period were our net loss of $87.7 million, partially offset by non-cash charges of $60.8 million for stock-based compensation, and $11.0 million for depreciation of our property and equipment, and net cash flows of $19.0 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was a $31.0 million increase in deferred revenue due to higher sales of support and service contracts and a $1.0 million increase in accounts payable and accrued liabilities as a result of increase in inventory purchases and timing of payments. This was partially offset by the increase of $9.3 million in accounts receivable which was attributable to increased sales, a $2.6 million increase in inventories, and a $1.1 million increase in prepaid expenses. We expect operating cash flows to continue to be affected by timing of sales and timing of collections.

During the nine months ended October 31, 2014, cash used in operating activities was $3.2 million. The primary factors affecting our cash flows from operations during this period were our net loss of $74.1 million, partially offset by non-cash charges of $42.1 million for stock-based compensation and $6.0 million for depreciation of our property and equipment, and net cash flows of $23.0 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was a $17.0 million increase in deferred revenue due to higher sales of support and service contracts, and a $19.3 million increase in accounts payable and accrued liabilities as a result of increase in inventory purchases and timing of payments. This was partially offset by the increase of $17.0 million in accounts receivable which was attributable to increased sales and a $4.7 million increase in inventories.

Investing Activities

Cash used in investing activities during the nine months ended October 31, 2015 was $23.0 million, primarily resulting from the purchase of property and equipment due to an increase in expansion of our research and development and overall infrastructure. We expect to continue to make such purchases to support the continued growth of our business.

Cash used in investing activities during the nine months ended October 31, 2014 was $12.9 million, primarily resulting from the purchase of property and equipment due to an increase in expansion of our research and development and overall infrastructure.

Financing Activities

Cash provided by financing activities for the nine months ended October 31, 2015 was $21.0 million, primarily resulting from $14.3 million of proceeds from issuance of common stock under our ESPP, and $6.5 million of proceeds from the exercise of stock options, net of repurchases of unvested early exercised shares.

Cash provided by financing activities for the nine months ended October 31, 2014 was $12.7 million, primarily resulting from $9.2 million of proceeds from issuance of common stock under our ESPP, $4.8 million of proceeds from the exercise of stock options, partially offset by a $1.2 million payment of issuance costs related to our initial public offering in December 2013.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments for the nine months ended October 31, 2015, as compared to the contractual obligations and commitments described in our Annual Report for the fiscal year ended January 31, 2015.

Off-Balance Sheet Arrangements

As of October 31, 2015 and January 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

The combination of our higher non-U.S. dollar denominated net asset balances from increased international expansion, primarily in our U.S. entity, and the foreign currency fluctuations, net of hedging, caused us to recognize transaction losses of $41,000 and $1.1 million during the three months ended October 31, 2015 and 2014, respectively, and transaction losses of $0.3 million and $1.0 million during the nine months ended October 31, 2015 and 2014, respectively, in other income, net, in the consolidated statements of operations. The $41,000 in foreign exchange transaction losses recognized for the three months ended October 31, 2015 was net of $0.1 million in gains from foreign currency forward contracts which we entered during the three months ended October 31, 2015. The $0.3 million in foreign exchange transaction losses recognized for the nine months ended October 31, 2015 included $48,000 in gains from foreign currency forward contracts which we entered during the nine months ended October 31, 2015. In November 2014, we entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally have an original maturity term of one month. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact hedging activities could have on our results of operations. The fair value of foreign exchange forward contracts outstanding as of October 31, 2015 was a loss of $72,000.

Interest Rate Risk

We had cash and cash equivalents of $209.7 million as of October 31, 2015, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended October 31, 2015 from those disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report for the year ended January 31, 2015.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 under the Exchange Act, as of the end of the period covered by this Form 10-Q for the financial quarter ended October 31, 2015. Based on the evaluation, as of October 31, 2015, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended October 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The parties entered into a written settlement agreement effective March 16, 2015, the terms of which are confidential. The settlement, which is not material to the Company’s consolidated financial statements, resolved all remaining claims in the two pending litigations. Both matters involving NetApp were dismissed with prejudice. On July 15, 2015, NetApp filed a motion to modify the settlement agreement to allow NetApp additional time to comply. The Company opposed that motion and at a hearing on August 25, 2015, the Court took the motion under submission. On August 3, 2015, NetApp filed a motion alleging the Company and codefendants had not fully complied with the terms of the confidential settlement agreement. The Company opposed that motion and at a hearing on September 2, 2015, the Court denied the motion in its entirety. The Company does not anticipate any further proceedings in this matter.

In addition, from time to time, the Company may become involved in legal proceedings arising in the ordinary course of business.

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

We have incurred net losses in all fiscal years since our inception, including net losses of $27.9 million, $43.1 million, $98.8 million and $87.7 million in the years ended January 31, 2013, 2014 and 2015 and the nine months ended October 31, 2015, respectively. As of October 31, 2015, we had an accumulated deficit of $287.6 million. We anticipate that we will continue to operate in a net loss position for the foreseeable future as we continue to develop our technology, enhance our product and service offerings, expand our sales channels, expand our operations and hire additional employees, particularly in sales, marketing and research and development. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. In future periods, our profitability could be adversely affected for a number of possible reasons, including slowing demand for our products or services, increasing competition, returns on investments we make in our business that are less than expected, changes in the way storage services are consumed, a decrease in the growth of the storage market or general economic conditions. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may suffer.

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

You should not consider our revenue growth rate in recent periods as indicative of our future performance. While we have recently experienced significant revenue growth rates, we may not achieve similar revenue growth rates in future periods. You should not rely on our past revenue growth rates for any prior periods as any indication of our future revenue or revenue growth rates.

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

Our operating results have historically fluctuated and may continue to fluctuate from quarter to quarter, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the budgeting cycles and purchasing practices of end-customers;

•	increasing number and size of orders from Global 5000 companies and other large enterprises and cloud service providers that may require longer sales cycles;

•	price competition;

•	our ability to attract and retain new channel partners and end-customers;

•	deferral of orders in anticipation of new products or product enhancements announced by us or our competitors;

•	our ability to sell additional products to existing channel partners and end-customers;

•	changes in end-customer requirements or market needs and our inability to make corresponding changes to our business;

•	any potential disruption in our sales channels or termination of our relationship with important channel partners;

•	changes in the competitive landscape, including consolidation among our competitors or end-customers;

•	potential seasonality in the markets we serve;

•	the timing and success of new product and service introductions by us or our competitors, including the introduction and success of fibre channel products;

•	general economic conditions, both domestically and in our foreign markets;

•	material changes in customer adoption of our product or service offerings, such as our Storage on Demand offering, that may change the timing of revenue recognition;

•	our inability to provide adequate support to our end-customers;

•	our ability to control the costs of manufacturing our products, including the cost of components;

•	our inability to fulfill our customers’ orders due to supply chain delays or events that impact our manufacturers or their suppliers;

•	our inability to adjust certain fixed costs and expenses, particularly in research and development, for changes in demand;

•	the timing of certain payments and related expenses, such as sales commissions;

•	increases or decreases in our revenue and expenses caused by fluctuations in foreign currency exchange rates, as an increasing portion of our revenue is collected and expenses are incurred and paid in currencies other than the U.S. dollar;

•	the cost of and potential outcomes of existing and future claims or litigation, which could have a material adverse effect on our business;

•	future accounting pronouncements and changes in our accounting policies; and

•	changes in tax laws or tax regulations.

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

Because of our limited visibility into end-customer demand, our ability to accurately forecast our future revenue is limited. We sell our products primarily through our network of channel partners that accounted for, 89% 92%, 98% and 99% of our total revenue in the years ended January 31, 2013, 2014 and 2015 and the nine months ended October 31, 2015, respectively. We place orders with our third-party manufacturer based on our forecasts of our end-customers’ requirements and forecasts provided by our channel partners. These forecasts are based on multiple assumptions, each of which might cause our estimates to be inaccurate, affecting our ability to provide products to our end-customers. When demand for our products increases significantly, we may not be able to meet it on a timely basis, and we may need to expend a significant amount of time working with our end-customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs to accelerate the manufacture and delivery of additional products. If we or our channel partners underestimate end-customer demand, we may forego revenue opportunities, lose market share and damage our end-customer relationships. Conversely, if we overestimate demand for our products and consequently purchase significant amounts of components or hold inventory, we could incur additional costs and potentially incur related charges, which could adversely affect our operating results.

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

We depend on VARs and distributors to sell our products. Our contracts with channel partners typically are terminable without cause upon written notice to the other party. Our channel partner agreements do not prohibit them from offering competitive products or services and do not contain any purchase commitments. Many of our channel partners also sell our competitors’ products. If our channel partners give higher priority to our competitors’ storage products, we may be unable to grow our revenue and our net loss could increase. Further, in order to develop and expand our channels, we must continue to scale and improve our processes and procedures that support our channel partners, including investments in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. If we fail to maintain existing channel partners or develop relationships with new channel partners, our revenue opportunities will be reduced.

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

A number of very large corporations have historically dominated the storage market. We consider our primary competitors to be companies that provide enterprise storage products, including Dell, Inc., EMC Corporation, Hewlett-Packard Company (“HPE”) and NetApp, Inc. We also compete to a lesser extent with a number of other private companies and certain well-established companies. Some of our competitors have made acquisitions of businesses that allow them to offer more directly competitive and comprehensive solutions than they had previously offered. In addition, the emergence of cloud computing and storage-as-a-service may impact both short-term and long-term growth patterns in the markets in which we compete. We expect to encounter new competitors domestically and internationally as other companies enter our market or if we enter new markets.

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

Our growth strategy is dependent, in part, upon continuing to increase sales of our products to larger enterprises. Sales to these types of end-customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities. These risks include:

•	competition from larger competitors that traditionally target larger enterprises and that may have pre-existing relationships or purchase commitments from those end-customers;

•	successfully introducing and supporting fibre channel products, as many large enterprises often require products that support this technology;

•	successfully introducing and supporting other new products in the future that are either required or preferred by large enterprises;

•	increased purchasing power and leverage held by large end-customers in negotiating price and other contractual arrangements;

•	more stringent support requirements;

•	longer sales cycles and the associated risk that substantial time and resources may be spent on potential end-customers that elect not to purchase our products; and

•	certain end-customers may have already adopted modern competitive storage system architectures in some of their operations, thereby making adoption of our architecture a more difficult value proposition for our sales force to make.

Large enterprises often undertake a significant evaluation process that results in a lengthy sales cycle. Although we have a channel sales model, our sales representatives may invest substantial time and resources in engaging with sales to larger end-customers without being successful in generating any sales. In addition, product purchases by large enterprises are frequently subject to bidding processes involving multiple competing suppliers, budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Finally, large enterprises typically have longer implementation cycles, require greater product functionality and scalability (including, for example, fibre channel products and all-flash-array products) and a broader range of services, demand that vendors take on a larger share of risks, sometimes require acceptance provisions that can potentially lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. All of these factors can add risk to business conducted with these end-customers. If we fail to realize an expected sale from a large end-customer in a particular quarter or at all, our business, operating results and financial condition could be adversely affected.

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

Historically, our average sales cycle has been approximately three months. However, in the three months ended October 31, 2015, we experienced an increase in our average sales cycle and this trend may continue in the future. For example, potential end-customers (including, for example, large enterprises) may undertake a longer evaluation process with multiple competing storage providers that has, in the past, resulted in a longer sales cycle. In addition, our sales cycle may be extended if potential end-customers decide to re-evaluate other aspects of their storage infrastructure at the same time they are considering a purchase of our products. As a result, our quarterly operating results are difficult to predict even in the near term.

Our growth depends in part on the success of our strategic relationships with third parties.

Our future growth will depend on our ability to enter into successful strategic relationships with third parties. For example, our alliance activity with Citrix Systems, Inc., Commvault Systems, Inc. Microsoft Corporation, Oracle Corporation SAP, Splunk Inc., Veeam Software, and VMware, Inc. as well as our SmartStack initiative with Cisco Systems, Inc. are intended to create a broader integrated technology solution to address our end-customers’ needs. In addition, we work with global distributors to streamline and grow our sales channel. These relationships may not result in additional customers or enable us to generate significant revenue. These relationships are typically non-exclusive and do not prohibit the other party from working with our competitors or from offering competing services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results could suffer.

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

Because our end-customers use our products to manage and protect their data, we could face claims resulting from any loss or corruption of our end-customers’ data due to a product defect. While our sales contracts contain provisions relating to warranty disclaimers and liability limitations, these provisions might not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention from our business and could result in public perception that our products are not effective, even if the occurrence is unrelated to the use of our products. In addition, our business liability insurance coverage might not be adequate to cover such claims. If any data is lost or corrupted in connection with the use or support of our products, our reputation could be harmed and market acceptance of our products could suffer.

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

We have experienced rapid growth over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount significantly over the next 12 months. For example, from January 31, 2011 to October 31, 2015, our headcount increased from 47 to 1,049 employees. Since we initially launched our products in August 2010, our number of end-customers grew to 6,828 as of October 31, 2015. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational and financial resources.

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

These factors and other factors could harm our ability to generate future international revenue and, consequently, materially impact our business and operating results. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to successfully manage our international operations and the associated risks effectively could limit the future growth of our business.

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

We have been evolving our global distribution model from contracting directly with hundreds of individual VARs to contracting with fewer larger global distributors. This transition is complete in the US. Although we believe that this transition continues to make our sales channels more efficient and broader reaching, there is no guarantee that this new distribution model will increase our sales in the short term or allow us to sustain our gross margins. Any potential delays or confusion during the transition process with our new partners may negatively affect our relationship with our existing end-customers and channel partners. Our failure to successfully implement this new distribution model globally could adversely affect our operating results.

Interruptions to and failures of our IT infrastructure could disrupt our operations and services.

We depend on our IT infrastructure, which includes our data centers and networks, to operate our business and to provide services to our end-customers through our InfoSight platform. This infrastructure, including our back-up systems, resides in two locations. Currently we do not have a complete disaster recovery policy, but we are in the process of implementing such a policy in the upcoming quarters. Any interruptions to or failures of our IT infrastructure, whether due to natural disasters, system failures, computer viruses, security breaches, computer hacking attacks or other causes, whether through third party action or employee error or malfeasance, would affect our ability to operate our business and provide services through our InfoSight platform. As a result, we could face liability with respect to any diminished performance of our InfoSight platform or support services generally during the periods when our IT infrastructure is compromised and any subsequent periods required to repair such interruptions or failures. Moreover, we would likely suffer reputational damage, and our ability to sell our solutions to existing and prospective customers could be harmed.

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

Federal, state or foreign government bodies or agencies have in the past adopted, and could in the future adopt, laws and regulations affecting data privacy and the use of the Internet as a commercial medium. Changing laws, regulations and standards applying to the solicitation, collection, processing or use of personal or consumer information could affect our end-customers’ ability to use and share data, potentially restricting our ability to store, process and share data with our end-customers through our InfoSight platform, and in turn limit our ability to provide real-time and predictive customer support. For example, in Europe, the Court of Justice of the European Union recently invalidated the “US-EU Safe Harbor framework,” which created a safe harbor under the European Data Protection Directive for certain European data transfers to the U.S. We had not self-certified under this regime, and therefore were not directly affected by this decision. However, stricter regulation of European data transfers to the U.S. in the future may impact some of our end-customers. If we are not able to adjust to changing laws, regulations and standards related to the Internet, our business could be harmed.

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

We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. In the future, we may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business and operating results. If we need additional capital and cannot raise it on acceptable terms, we might not be able to, among other things:

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

We have performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. To comply with the full requirements of a public company, we are undertaking various other actions, such as implementing new internal controls and procedures and hiring accounting and/or internal audit staff. Commencing with the audit of our fiscal year when we must comply with the attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, which will be the fiscal year ended January 31, 2016, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting. At such time, our independent registered public accounting firm may issue a report that it is not satisfied with the level at which our controls are designed or operating or may assess certain controls as ineffective, and our remediation efforts may not enable us to avoid a material weakness in the future.

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

Our directors and executive officers, together with their affiliates, beneficially own, in the aggregate, 21% of our outstanding common stock as of November 30, 2015. As a result, these stockholders, acting together, have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the third quarter of the year ending January 31, 2016, we repurchased the following shares of common stock from former employees by exercising our right to repurchase unvested shares upon termination of employment at a price equal to the lower of the fair market value on the repurchase date or the original exercise price paid for such shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2015 to August 31, 2015	5,345	$3.2017	N/A	N/A
September 1, 2015 to September 30, 2015	0	0	N/A	N/A
October 1, 2015 to October 31, 2015	0	0	N/A	N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Form of Indemnification Agreement.

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. .

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on the 9th day of December, 2015.

NIMBLE STORAGE, INC.

By:	/s/ Anup Singh
Anup Singh Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)