Form 10-K
period 2016-01-31
Nimble Storage Inc
filed 2016-03-31
CIK 1452751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting Company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant on July 31, 2015, based on the closing price of $27.62 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $1.2 billion. Shares of common stock held by each executive officer, director and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common equity.

As of March 15, 2016, there were approximately 84.1 million shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended January 31, 2016.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “seek” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

As used in this report, the terms “Nimble Storage,” “the Company,” “we,” “us,” and “our” mean Nimble Storage, Inc. and its subsidiaries unless the context indicates otherwise.

ITEM 1. BUSINESS

Overview

Our enduring mission is to engineer and deliver the industry’s most efficient flash storage platform. Our Predictive Flash platform is comprised of a Unified Flash Fabric that provides a single consolidation architecture with common data services across a portfolio of All Flash and Adaptive Flash arrays and InfoSight predictive analytics with integrated support and service offerings. It enables IT organizations to optimize performance, capacity and cost for all applications running across the data center and maintain a 99.9997% measured uptime with InfoSight cloud-based management software. Six components form the foundation of the Predictive Flash platform and the value it provides to IT organizations:

1.	Our AF-Series All Flash arrays, announced in February 2016, combine the high performance of flash with InfoSight’s predictive analytics to deliver the performance, scalability and availability required to optimize high-performance applications with deterministic latency requirements.

2.	Our CS-Series Adaptive Flash arrays combine a flash-optimized hybrid architecture with InfoSight’s predictive analytics to deliver the performance, scale and availability required for mainstream applications and mixed workloads that are sensitive to cost of capacity or do not require the deterministic performance of all flash.

3.	Our Unified Flash Fabric enables IT organizations to deploy and manage AF-Series All Flash arrays and CS-Series Adaptive Flash arrays together as a single entity with common data services that enable transparent data and application mobility at a lower cost of capacity than all flash arrays alone. In addition, the AF-Series All Flash arrays, with advanced data reduction capabilities, provide inline variable block deduplication and variable block compression that can achieve five-to-one reduction for certain workloads to increase the useable effective capacity of individual arrays and scale-out clusters.

4.	InfoSight cloud-based predictive analytics enable IT organizations to prevent issues and avoid downtime, conduct rapid root cause analysis across all layers of IT infrastructure and accurately predict future needs, providing planning best practices based on big data and predictive analytics gleaned from across the entire end-customer installed base.

5.	SmartStack is a range of integrated infrastructure solutions jointly developed by Nimble Storage and Cisco that combine our arrays with the Cisco Unified Computing System. SmartStack solutions span pre-validated, pre-tested Cisco Validated Designs, or CVDs, and reference architectures across a range of enterprise applications and workloads. The solutions enable IT organizations to accelerate application deployments and time to value, scale compute networking and storage performance independently to adapt to changing business needs and reduce the complexity and risk associated with managing data center infrastructure.

6.	Our Timeless Storage offering represents an unwavering commitment to the complete satisfaction of our end-customers. Our All Flash and Adaptive Flash arrays ship with all-inclusive software and flat support pricing for the life of the product. In addition, for All Flash arrays introduced in February 2016, our end-customers that opt to renew three-year support contracts have an option to receive a free controller upgrade that is guaranteed to be faster.

Collectively, we believe that our Predictive Flash platform delivers absolute performance that scales, non-stop availability and cloud-like agility. This unique combination of predictive analytics and flash storage enables IT organizations to deliver data velocity. We believe immediate access to data improves user productivity and accelerates business processes, increasing business value.

Our storage systems and software effectively improve the performance of a full range of business applications and workloads, including virtual servers and desktops, databases, email, collaboration and data analytics. Since shipping our first product in August 2010, our end-customer base has grown rapidly. We grew from 40 end-customers as of January 31, 2011 to 7,580 end-customers as of January 31, 2016. Our end-customers span a range of industries including cloud-based service providers, education, financial services, healthcare, manufacturing, state and local government and technology and include both mid-sized and large global enterprises.

We sell our products and services through a global network of value added resellers, or VARs, and distributors and also engage our end-customers through our global sales force.

Our Strategy

Our growth strategies include the following:

Extend Our Technology Leadership.    We believe that we are continuing to disrupt the storage market with our expanding technology platform and portfolio along with our approach to cloud-based predictive analytics management software. We intend to extend our technology leadership by continuing to innovate and invest in research and development to expand our portfolio and the capabilities of our platform into adjacent markets and deliver a broader range of cloud-based management services. To this end, our team of technology experts remains committed to expanding upon the functionality of both the Unified Flash Fabric and InfoSight in order to address the evolving requirements of the storage market and our end-customers.

Drive Greater Penetration into Our Installed Base of End-Customers.    We believe our installed base of 7,580 end-customers as of January 31, 2016 provides us a strong foundation on which to drive incremental sales through our “land and expand” model. In the years ended January 31, 2014, 2015 and 2016, approximately 34%, 41% and 48%, respectively, of the dollar amounts of orders received were from existing end-customers. With the expansion of our portfolio to encompass All Flash and Adaptive Flash arrays, we believe our end-customers can now deploy our products to support all of the applications and workloads running across their overall storage environments. As we successfully demonstrate the value and benefits of our expanded portfolio, we intend to continue to help our end-customers migrate additional workloads and applications onto our Predictive Flash platform. We also plan to continue to leverage InfoSight’s predictive analytics capabilities to help our end-customers identify potential expansion opportunities in their storage environments, thereby driving greater share-of-wallet with our end-customers.

Expand and Deepen Our Channel Presence to Accelerate New End-Customer Acquisition. We have carefully and systematically cultivated a global channel partner network that has proven a key contributor to our rapid end-customer growth. To improve the efficiency and reach of our sales channels, we are evolving our distribution model to contract directly with large distributors. We intend to expand and deepen our VAR network across a broad range of industries and geographies to improve our penetration of the storage market in the United States and to continue to grow sales globally.

Continue to Build Our Sales Organization to Fuel Our Growth and Acquire New End-Customers.    We intend to continue to invest in our global sales organization to drive efficient acquisition of new end-customers. Our focus is on acquiring mid-sized and large global enterprises and cloud service providers as end-customers, spanning a broad spectrum of industries and geographies. We plan to continue to expand our sales organization with additional teams focused on sales into territories, sales to named enterprises, government sales, and teams supporting our channel partners. We also believe we have significant opportunities for international expansion and are continuing to invest in key priority markets.

Expand Our Integration with Technology Alliance Partners.    We have invested heavily in integration with applications, hypervisors and servers to make it faster and easier for end-customers to deploy our storage systems. SmartStack integrated infrastructure solutions jointly developed by Nimble Storage and Cisco span pre-validated, pre-tested CVDs and reference architectures across a range of enterprise applications and workloads. Our technology partners include Cisco Systems, Inc., Citrix Systems, Inc., CommVault Systems, Inc., Microsoft Corporation, Oracle Corporation, SAP, Splunk Inc., Veeam Software and VMware, Inc. We intend to jointly develop additional SmartStack solutions together with Cisco and our existing technology partners, as well as invest in new technology alliances.

Technology

Our team of storage and software technology experts engineered the Predictive Flash platform to leverage the performance and capacity of flash with InfoSight’s predictive analytics to optimize the performance of business applications running across distributed IT environments and simplify IT operations. We believe our key technological differentiator is the software that underpins our platform—our disruptive Unified Flash Fabric, based on NimbleOS, and our InfoSight predictive analytics cloud-based management software.

NimbleOS.    Our operating system, NimbleOS, was engineered from the ground up to work with cost-optimized flash memory as well as dense, low revolutions-per-minute, or RPM, HDDs and was designed to be easily expandable to future storage technologies. As a result, NimbleOS enables our end-customers to achieve the performance and capacity requirements of mainstream enterprise applications in a cost effective and compact footprint. The same version of NimbleOS runs across all of our All Flash and Adaptive Flash arrays.

The key attributes of NimbleOS include:

Cache Accelerated Sequential Layout (CASL).

The following graphic illustrates the key steps our underlying CASL file system implements for data layouts.

CASL provides a Write-Optimized Data Layout, delivering fast random writes by grouping thousands of random I/O writes from applications into large stripes of data that are written sequentially to cost-optimized SSDs (in the case of All Flash arrays) and low RPM disks (in the case of Adaptive Flash arrays).

In All Flash arrays: The sequential layout of CASL together with advanced endurance management software allows us to leverage cost-optimized SSDs (with intrinsically lower endurance), and deliver seven years of life by minimizing the write amplification endemic to traditional data layouts.

In Adaptive Flash arrays: Since HDDs are significantly better at handling sequential I/O as compared to random I/O, CASL can extract thousands of sustained write I/Os per second, or IOPS, from a single 7,200 RPM HDD, whereas other storage architectures typically only achieve 50-75 IOPS. At the same time, the use of low-cost, low RPM HDDs enables us to deliver significantly higher gigabytes per dollar than other storage architectures which use high RPM HDDs or enterprise flash for storage capacity.

Variable Block Inline Deduplication.    NimbleOS performs inline deduplication, currently available in our AF-Series All Flash Arrays, using variable-block matching algorithm that eliminates duplicate blocks of data while maintaining high performance, and often providing savings in excess of 5x for virtual server and desktop workloads. NimbleOS is also more efficient than other architectures in its memory requirements, needing significantly less memory for a comparable amount of storage capacity to provide high performance inline deduplication, an advantage that translates to lower cost of capacity and higher scalability.

Variable Block Inline Compression.    NimbleOS performs inline compression natively, using a variable-block compression algorithm that allows users to store up to 75% more data per gigabyte with minimal impact on performance or latency. Fixed sized blocks that are compressed become variable sized depending on the compressibility of the underlying data. Traditional storage architectures utilize a fixed-size block data layout that is incapable of natively storing variable blocks. As a result, they are typically not able to compress data inline without experiencing performance degradation.

Dynamic Caching.    In the Adaptive Flash product line, NimbleOS allows for significantly higher throughput and lower latency reads than existing traditional hybrid platforms. It leverages a large flash read cache based on cost-optimized SSDs, while intelligently managing the SSDs’ performance and endurance, thereby avoiding premature wear of the SSDs. If application patterns change, an intelligent block level index tracks and promotes active data, nearly instantaneously to flash. Compared to architectures that use flash as a tier of data, NimbleOS is significantly more cost-effective in its use of flash because it compresses the data on flash, has been designed to use inexpensive consumer-grade SSDs and eliminates the need for redundant provisioning for data protection. Finally, NimbleOS is more responsive to workload changes and can promote active data at levels as low as 4KB granularity within milliseconds, as opposed to tiered approaches which must move data up and down in megabyte or even gigabyte-sized chunks, often taking hours or days to rebalance tiers.

Efficient, Instant Snapshots and Replication.    NimbleOS employs an efficient, reliable method for data protection with instant point-in-time snapshots, called SmartSnap. SmartSnap snapshots are space efficient because they capture only changes in data down to 4KB granularity that are also compressed, thereby further reducing costs. Furthermore, SmartSnap snapshots eliminate the need to copy data, allowing our systems to store thousands of snapshots with minimal impact on performance. These characteristics allow our end-customers to take frequent snapshots (hourly or even more often) and to retain those snapshots for weeks to months, significantly reducing their dependence on traditional backups. In addition, our space-efficient snapshots enable efficient replication to an offsite disaster recovery system, resulting in reduced bandwidth costs and the deployment of a disaster recovery solution that is affordable and easy to manage.

SmartSecure.    The SmartSecure feature enables encryption and shredding on a per-application basis that allows our end-customers, including those in highly data sensitive industries such as financial, healthcare and government, to safely secure their data. Included in our software that is integrated with our storage arrays is a feature that can be enabled per workload with virtually no performance impact, custom drives or expensive licensing. Unlike the limited encryption capabilities available in other storage systems, SmartSecure protects data in process while being replicated between arrays, and securely separates data belonging to different tenants or workloads by using different encryption keys. SmartSecure also enables deletion on a per-volume basis, which is especially useful for compliance and sensitive data environments, as well as for cloud service providers. Additionally, SmartSecure makes for worry-free Return Materials Authorization, removing concerns about sensitive data stored on SSDs or HDDs.

Adaptive Flash Service Levels.    Our Adaptive Flash arrays allow enterprises to dynamically assign and use multiple flash service levels per workload, all within the same platform—without the costs, capacity constraints, and silo sprawl of dedicated all-flash and hybrid arrays.

1.	All Flash Service Level is designed for the most latency sensitive applications—it offers deterministic sub-millisecond latency for select volumes by pinning all live data in flash.

2.	Auto Flash Service Level provides a balance between high performance and low cost of capacity.

3.	Minimal Flash Service Level provides the lowest cost of capacity for applications with low performance requirements.

Scalability.    Our Predictive Flash platform enables efficient and non-disruptive scaling of both performance and capacity, enabling end-customers to increase performance or capacity incrementally, which generally eliminates the need for large up-front investments. We believe our superior scalability makes our products suitable for large and growing enterprises. For increased performance, end-customers can upgrade controllers for higher throughput and IOPS. For increased capacity, end-customers can add additional expansion shelves of SSDs (in the case of All Flash arrays) or HDDs (in the case of Adaptive Flash arrays). Our platform also is designed to linearly scale both performance and capacity beyond a single system by combining multiple systems into one centrally-managed scale-out storage cluster. We designed our systems so that these upgrades can be done non-disruptively, generally without taking our systems out of service.

InfoSight

Our InfoSight predictive analytics software enables us and our end-customers to proactively manage and support their storage infrastructure from the cloud.

InfoSight is powered by thousands of telemetry sensors that make available 30 to 70 million sensor data points per system per day to our cloud-based InfoSight management software. Telemetry sensors provide detailed statistics about the health, performance and ongoing operation of our storage systems and their surrounding environments. These sensors allow us and our end-customers to proactively identify and diagnose potential issues with our systems, often before they impact our end-customers. InfoSight applies deep-data analytics to deliver predictive capacity and performance forecasts and systems modeling to us and our end-customers, improving both our support functions and the storage management experience for our users. We believe the robust, proactive capabilities of InfoSight differentiate our solution from competitive offerings in the marketplace. The InfoSight Portal is a web-based end-customer portal that provides end-customers with real-time insights and actionable information that enable them to adhere to storage best practices and to make intelligent decisions about how to evolve their storage environments to support ever-changing workloads. For the second half of the fiscal year ended January 31, 2016, the automated Proactive Wellness support capability allowed us to detect approximately 93.5% of all support issues and automatically resolve approximately 86% of these cases without requiring a single interaction with our end-customer support team. This level of support automation not only improves end-customer satisfaction but also enhances the efficiency of our support organization.

Products

Our storage systems are optimized for a full range of business applications used by mid-sized and large global enterprises and cloud-based service providers. We offer AF-Series All Flash arrays and CS-Series Adaptive Flash arrays with a range of capacities and processing power to provide the required performance for high-I/O applications including Oracle, SharePoint, SQL Server, SAP HANA, Exchange, virtual desktop infrastructure, or VDI, and server virtualization as well as high-capacity and cost-optimized environments with less stringent performance requirements. We package NimbleOS with all of our systems and offer InfoSight as a service to all our end-customers.

Our AF-Series and CS-Series arrays interoperate with a wide range of servers, software applications, operating systems and hypervisors, including those from Cisco, Citrix, Microsoft, Oracle and VMware. We have also jointly developed a series of validated designs and reference architectures with Cisco called the SmartStack integrated infrastructure. Our systems also interoperate with leading backup software applications, and in some cases offer deep integration with backup software such as CommVault Simpana. Our AF-Series and CS-Series arrays all support Fibre Channel and the iSCSI storage protocol.

Nimble Storage Array (AF-Series)

AF-Series All-Flash Arrays

☐	AF3000/5000. The AF3000 and AF5000 are designed as entry points for small to mid-sized IT organizations that require speed and economy.

☐	AF7000. The AF7000 is designed to offer high performance and attractive economics for workloads that need the best price for performance.

☐	AF9000. The AF9000 is designed for consolidating multiple large-scale mission critical applications with aggressive performance and high scalability demands typically found in demanding data intensive environments, larger corporations and cloud computing environments.

☐	AFS2 All Flash Expansion Shelf. Capacity expansion shelves are designed to enable cost effective and non-disruptive capacity expansion for All Flash arrays in flexible capacity increments. Supported capacities currently range from 6TB to 184TB (167TiB) per shelf, which can effectively store up to 685TB (or 620TiB) of data (after compression and deduplication).

Key technical attributes of our AF-Series product offerings are outlined in the following table:

Technical Spec Table	All Flash Arrays
						Scale Out[1]
	Nimble AF-Series Array	AF3000	AF5000	AF7000	AF9000	4x AF9000
Capacity	Raw Capacity (TB/TiB)[2]	6-92/5-83	11-184/10-167	11-323/10-293	23-553/20-503	2212/2011
	Usable Capacity (TB/TiB)[2]	4-67/3-61	8-136/7-123	8-238/7-217	17-409/15-372	1636/1,860
	Effective Capacity (TB/TiB)[2,3]	20-335/15-305	40-680/35-615	40-1190/35-1085	85-2045/75-1860	8180/7439
	Max # of Expansion Shelves	1	1	2	2	8
Resilience	RAID Level	Triple+ Parity	Triple+ Parity	Triple+ Parity	Triple+ Parity	Triple+ Parity
Performance	Max IOPS 100% Read	60,000	125,000	250,000	350,000	1,400,000
	Max IOPS 70% Read/30% Write	50,000	100,000	225,000	300,000	1,200,000
Host Connectivity	iSCSI 1Gb/10Gb ports per controller[4]	2 or 4	2 or 4	2,4, or 6	2,4, or 6	Up to 24
	FC 8Gb/16Gb ports per controller	2 or 4	2 or 4	2,4, or 6	2,4, or 6	Up to 24
Environmental	Power Requirements (Watts)	500	500	550	650	2600

AFS2 Flash Expansion Shelves[5]
Raw Capacity (TB/TiB)[2]	6-184 / 5-167
Usable Capacity (TB/TiB)[2]	4-137 / 4-124
Effective Capacity (TB/TiB)[2,3]	20-685 / 19-620
Power Requirement	300W / 0.333kVA

NOTES

1.	Scale out configuration consists of 4x CS9000 arrays, each with 2 expansion shelves

2.	Raw, Usable and Effective capacities are shown both in TB (1012 bytes) as well as TiB (240 bytes)

3.	Effective capacity is the capacity of the base array and the maximum number of expansion shelves supported on that array, assuming data reduction of five to one from deduplication and compression.

4.	Onboard ports are 10GbaseT. Optional ports include 1GbaseT, 10GbaseT, 10GbeSFP+ and 16G FC.

5.	Each shelf supports up to 48 SSDs.

Nimble Storage Array (CS-Series)

CS-Series Adaptive Flash Arrays

☐	The CS210 and CS215. The CS210 was first introduced in 2011 and the CS215 was first introduced in 2014 to provide value and performance for small to medium-sized IT organizations or remote offices, for workloads such as Microsoft Exchange, database applications and VDI.

☐	The CS300. The CS300 Series systems were introduced in 2014 and are designed for midsize IT organizations or distributed sites of larger organizations. The CS300 offers the best capacity per dollar for workloads like Microsoft applications, VDI, and virtual server consolidation. The CS300 delivers 1.6x more IOPS than the CS215.

☐	The CS500. The CS500 Series systems were introduced in 2014 and offer advanced performance for larger-scale deployments or IO-intensive workloads, like larger-scale VDI, and Oracle and SQL Server databases, and provides the best performance and IOPS per dollar. The CS500 achieves 5x the performance of the CS215.

☐	The CS700. The CS700 Series systems were introduced in 2014 and are designed for consolidating multiple large-scale critical applications with aggressive performance demands. The CS700 delivers approximately 7x the IOPS of the CS215.

☐	ES-1 Expansion Shelves. Our ES-1 Expansion Shelves deliver cost effective capacity expansion for the CS Series arrays.

☐	All-Flash Shelf. Our All-Flash Shelf, introduced in 2014, provides the flexibility to scale flash gradually up to 32 TBs per node, or 128 TBs in a four-node scale-out cluster, delivering significant flash density and performance.

Key technical attributes of our CS-Series product offerings are outlined in the following tables:

Extreme Performance Family						Ultimate Performance Scale-out Cluster[1,7]
Nimble CS-Series Array	CS700					4x CS700
Raw Disk Capacity, Base (TB)²	12	24	36	48	72	1,640
Min. Usable Capacity (TB)[4]	8	16	25	33	50	1,280
Effective Capacity, Base (TB)²	8 - 16	16 - 32	25 - 50	33 - 66	50 - 100	1280 - 2560
Effective Capacity, Maximum (TB)[2,3,5]	556	572	590	606	640	2,560
Max Number of Disk Expansion Shelves	Up to 6					24
Base/Max Flash Capacity per Array (GB)	3,200 / 6,400					25,600
Max Flash Capacity with All-Flash Shelf (GB)	32,000					166,400
Power Requirement (Watts)	650					13,000

High Performance Family
Nimble CS-Series Array	CS500
Raw Disk Capacity, Base (TB)²	12	24	36	48	72
Min. Usable Capacity (TB)[4]	8	16	25	33	50
Effective Capacity, Base (TB)²	8 - 16	16 - 32	25 - 50	33 - 66	50 - 100
Effective Capacity, Maximum (TB)[2,3,5]	556	572	590	606	640
Max Number of Disk Expansion Shelves	Up to 6
Base/Max Flash Capacity per Array (GB)	1,200 to 6,400
Max Flash Capacity with All-Flash Shelf (GB)	32,000
Power Requirement (Watts)	600

Base Performance Family						Value Array Family
Nimble CS-Series Array	CS300					CS210	CS215
Raw Disk Capacity, Base (TB)²	12	24	36	48	72	8	12
Min. Usable Capacity (TB)[4]	8	16	25	33	50	4	8
Effective Capacity, Base (TB)²	8 - 16	16 - 32	25 - 50	33 - 66	50 - 100	4 - 8	8 - 16
Effective Capacity, Maximum (TB)[2,3,5]	556	572	590	606	640	98	106
Max Number of Disk Expansion Shelves	Up to 6					1	1
Base/Max Flash Capacity per Array (GB)	640 to 3,200					160 to 640	320 to 1,200
Max Flash Capacity with All-Flash Shelf (GB)	16,000					N/A	N/A
Power Requirement (Watts)	500					450	500

	HDD EXPANSION SHELVES					SSD EXPANSION SHELF
	ES1-H25	ES1-H45	ES1-H65	ES1-H85		ES1-AFS
Raw Disk Capacity (TB)²	15	30	45	60		N/A
Min. Usable Capacity (TB)[4]	11	23	34	45		N/A
Effective Capacity, Maximum (TB)[2,5]	11 - 22	23 - 46	34 - 68	45 - 90		N/A
Flash Capacity (GB)	160	300	600	1,600		Up to 25.6TB
SAS Connectivity Per Controller	2 x 6Gb SAS (2 modules/shelf)					2x 6Gb SAS (2 modules/shelf)
Power Requirement (Watts)	400					200

	Supported Protocols and Network Connectivity
	CS700	CS500	CS300	CS215	CS210
Supported Protocols	iSCSI Fibre Channel	iSCSI Fibre Channel	iSCSI Fibre Channel	iSCSI	iSCSI
NUMBER OF AVAILABLE INTERFACE CARDS (per array controller)	3	3	3	2	2
Dual-port 1GbE (on board)[6]	1 (included)	1 (included)	1 (included)	1 (included)	1 (included)
Dual-port 1GbE (optional)	N/A	2 only	2 only	1 (included)	1 (included)
Dual-port 10GbaseT (optional)	1 or 2	1 or 2	1 or 2	1 only	N/A
Dual-port 10GbE SFP+ (optional)	1 or 2	1 or 2	1 or 2	1 only	N/A
Dual-port 16Gb FC (optional)	2 or 3	1 or 2	1 only	N/A	N/A
On-Board 6Gb SAS Connectivity Per Controller	2x 4 lane	2x 4 lane	2x 4 lane	1x 4 lane	1x 4 lane

Physical and Environmental Specifications

Dimensions	5.2"H x 17.2"W x 26.5"D
13.2 cm x 43.7 cm x 67.3 cm
3 Rack Units

Weight	76 lbs. / 34.5 kg
Weight (All-Flash Shelf)	55 lbs. / 25 kg
Operating Temperature	10 - 35° C (50 - 95° F)
Non-Operating Temperature	0° C - 40° C (32° F - 104° F)
Operating Humidity	8 - 90%
Non-operating Humidity	5 - 95%

NOTES

1.	Maximum performance configuration consists of 4x CS700 arrays, each with ES1-AFS All-Flash expansion shelf and 6x ES1-H85 capacity expansion shelves.

2.	Raw and effective capacities are calculated using Base 10 (i.e., 1 TB = 1,000,000,000,000 bytes) after excluding space for parity, spares, and system overhead; the range represents 0 to 2x compression.

3.	Maximum capacity is the capacity of the base array and maximum number of expansion shelves

4.	Minimum usable capacity denotes the base capacity available to users once parity, spares and system overhead are deducted from overall raw capacity. Compression increases overall effective capacity.

5.	Compression rates vary across applications. 2x compression factor reflected in upper range of effective capacity (based on actual compression rates seen by customers.)

6.	Each array controller has 2x 1GbE ports built in. Additional network interface options vary, per array family.

7.	Max flash capacity shown accounts for SSD capacity included with each ES1 expansion shelf.

Customers

Our target end-customers are mid-sized and large global enterprises and cloud-based service providers. Our end-customer base has grown by more than 2,600 end-customers over the past year to 7,580 globally as of January 31, 2016. We sell to end-customers across multiple verticals, including cloud-based service providers, education, financial services, healthcare, manufacturing, state and local government and technology. We did not have any end-customers that represented more than 10% of our total revenue in the years ended January 31, 2014, 2015 and 2016. During the year ended January 31, 2014, we consolidated the majority of our North American sales to three distributors, Avnet, Inc., Ingram Micro Inc. and Carahsoft Technology Corp. Avnet accounted for more than 10% of our total revenue in the year ended January 31, 2014. During the year ended January 31, 2015, Avnet and Carahsoft individually accounted for more than 10% of our total revenue. During the year ended January 31, 2016, Avnet, Inc., Ingram Micro Inc. and Carahsoft Technology Corp. each individually accounted for more than 10% of our total revenue. During the year ended January 31, 2016, these three distributors accounted for, in the aggregate, approximately 79% of our total revenue.

Customer Service and Support

We combine industry standard product technical support and maintenance with our cloud-based InfoSight and Proactive Wellness support services to deliver an innovative approach to monitoring, diagnostics, support case resolution and capacity planning. We include technical support, maintenance, InfoSight and Proactive Wellness in all purchased support plans.

Cloud-Based InfoSight and Proactive Wellness.    We leverage our cloud-based, multi-tenant management software, InfoSight, to transform our end-customer support function. Through InfoSight and Proactive Wellness, each of our storage systems provides an active monitoring system that automatically detects and notifies us of support problems, enabling us to address end-customer problems quickly. This cloud-based approach allows our end-customer support personnel and data scientists to use the gathered telemetry data to predict potential problems, quickly resolve support cases and proactively manage performance and capacity requirements of our end-customers. We believe the data models developed by our data scientists and our database of telemetry data enable us to provide better support that is more efficient for us and our end-customers. In addition, through InfoSight, we offer the ability for end-customers to improve storage capacity and performance on their own. We have found this has the combined effect of improved end-customer satisfaction, but also increases the productivity of our end-customer support personnel who can be focused on proactive problem resolution.

Timeless Storage.    We include all software features at no additional cost to end-customers when they purchase our storage arrays. We do not charge extra for features like encryption, replication, snapshots, or InfoSight predictive analytics. We offer end-customers a timeless guarantee that includes flat maintenance and support pricing for the life of the product. With our Timeless Storage guarantee option, for All Flash arrays introduced in February 2016, when end-customers renew their support contract for an additional three years, they are eligible to receive a free controller upgrade that is guaranteed to be faster.

Support and Maintenance.    We offer industry standard technical support on our products to our end-customers and channel partners. End-customers that purchase a support and services contract receive accelerated shipment of replacement parts, onsite hardware repair and support, and software updates and maintenance releases that become available during the support period. End-customer support personnel are available 24 hours per day, seven days per week. In addition, end-customers receive access to our InfoSight and Proactive Wellness support, the InfoSight Portal and our NimbleConnect community. Our support and services contracts are typically offered for periods of one to five years. We offer product support for all of our end-customers, including those end-customers who purchase our products through our channel partners. In addition, some of our international channel partners offer primary support. We also subcontract with a third party to provide onsite hardware repair and replacement services for our end-customers.

Customer Community.    The support capabilities we offer are complemented by NimbleConnect, an active online community of our users, partners and product experts worldwide. Here they can ask questions, engage and get answers from other users as well as our employees. They can also share experiences, insights from their own InfoSight results and best practices with our other users.

Sales and Marketing

Sales.    Our sales organization is responsible for end-customer acquisition, maintaining end-customer relationships, and overall market development, which includes the management of the relationships with our channel partners, working with our channel partners in obtaining and supporting end-customers, and acting as the liaison between the end-customers and the marketing and product development organizations. We expect to continue to grow our sales headcount across all markets and expand our presence into countries where we currently do not have sales presence.

Our sales organization is supported by sales engineers with deep technical expertise and responsibility for pre-sales technical support, solutions engineering for our end-customers and technical training for our channel partners.

Channel Program.    Our channel partners provide us with a significant amount of new and existing end-customer opportunities, as well as sell and facilitate the sale of our products to end-customers. We continue to recruit and retain qualified channel partners and train them in our technology and product offerings.

SmartStack Integrated Infrastructure.    SmartStack integrated infrastructure solutions jointly developed by Nimble Storage and Cisco span pre-validated, pre-tested CVDs and reference architectures across a range of enterprise applications and workloads. Our technology partners include Cisco, Citrix, CommVault, Microsoft, Oracle, SAP, Splunk, Veeam and VMware. In addition, because many of our channel partners are already working with our SmartStack partners, we are better able to accelerate end-customer adoption.

Marketing.    Our outbound marketing is focused on building our brand reputation and market awareness of our platform and portfolio, driving end-customer demand and operating our channel program. The marketing team consists primarily of product marketing, programs marketing, field marketing, channel marketing, and corporate communications functions spanning public relations and analyst relations. Marketing activities include demand generation, advertising, managing our partner portal, trade shows and conferences, press and analyst relations, and end-customer awareness.

Backlog

Product backlog includes orders confirmed for products scheduled to be shipped generally within two weeks to end-customers. Because of the generally short cycle between order and shipment and occasional end-customer changes in delivery schedules, we do believe that our product backlog, as of any particular date, is not necessarily indicative of actual product revenue for any future period. Orders for services for multiple years are billed upfront shortly after receipt of an order and are included in deferred revenue until such time revenue recognition obligations are satisfied. Timing of revenue recognition for services may vary depending on the contractual service period or when the services are rendered.

Manufacturing

In the first quarter of the year ended January 31, 2015, we completed the transition of our manufacturing activities from two third-party manufacturers to one, Flextronics International Ltd., or Flextronics, to which we outsource the manufacturing, assembly, quality assurance testing and packaging of our hardware products. We transitioned to Flextronics as our sole contract manufacturer to scale our production requirements with a global vendor and increase our operational leverage. Our contract manufacturer generally procures the components used in our products directly from third-party suppliers.

We designed our manufacturing process to minimize the amount of inventory we retain in order to meet end-customer demand. We place orders with our contract manufacturer on a purchase order basis, based on our end-customers’ requirements and forecasts provided by our channel partners. In general, we engage our contract manufacturer to manufacture products to meet our forecasted demand. Our agreement with our contract manufacturer requires us to provide forecasts for orders. However, we may cancel or reschedule orders, subject to applicable notice periods and fees, and delivery schedules requested by us in these purchase orders vary based upon our particular needs. Our contract manufacturer works closely with us to ensure design for manufacturability and product quality.

Our agreement with Flextronics establishes basic terms. This agreement is terminable at any time by either party upon written notice and does not provide for any specific volumes of products. Instead, orders are placed on a purchase order basis.

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

Our research and development expenses were $35.2 million, $70.3 million and $94.0 million in the years ended January 31, 2014, 2015 and 2016, respectively.

Competition

We operate in the intensely competitive data storage market that is characterized by constant change and innovation. Changes in the application requirements, data center infrastructure and trends, and the broader technology landscape result in evolving end-customer requirements for capacity, performance, data protection and scalability of storage systems. Our main competitors fall into two categories:

☐	large storage system vendors such as EMC (currently expected to be acquired by Dell) and NetApp that offer a broad portfolio of storage systems targeting varied use cases and end markets; and

☐	large systems companies such as Dell and HP that have acquired specialist storage vendors in recent years to complement their internally-developed storage offerings and have the technical and financial resources to bring competitive products to the market.

We also compete to a lesser extent with a number of other smaller companies and certain well-established companies, as well as certain emerging storage and computing technologies. For example, we compete with Pure Storage, a provider of all flash arrays, with our suite of products underpinning our Predictive Flash platform, including our All Flash and Adaptive Flash lines of products. In addition, the emergence of cloud computing and storage-as-a-service may impact both short-term and long-term growth patterns in the markets in which we compete.

We believe we generally compete favorably with our competitors as a result of the foundational innovations spanning our Predictive Flash platform, including: our Unified Flash Fabric and InfoSight. Our product capabilities include performance and capacity efficiency, integrated data protection, ability to address all mainstream applications from our highly scalable platform, ease of use, total cost of ownership and differentiated end-customer support. However, many of our competitors have substantially greater financial, technical and other resources, greater brand recognition, larger sales and marketing budgets, broader distribution, and larger and more mature intellectual property portfolios. In addition, the continued growth of cloud computing and storage-as-a-service may change buying patterns and end-customers in the storage industry, and may cause us to invest in new channels or new versions of our products to remain competitive.

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

In addition to contractual arrangements, we protect our intellectual property rights by relying on a combination of copyrights, trademarks, patents, trade secrets, domain names and trade dress. As of January 31, 2016, we had fourteen issued patents and other pending patent applications pending in the United States. Our issued patents expire between 2029 and 2034. Where appropriate, we pursue the registration of trademarks, domain names and service marks in the United States, the European Union and in other jurisdictions.

Employees

As of January 31, 2016, we had 1,104 employees worldwide. None of our U.S. employees is represented by a labor union with respect to his or her employment. Employees in certain European countries are represented by labor unions or have the benefits of collective bargaining arrangements. We have not experienced any work stoppages.

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

Nimble Storage, the “Nimble Storage” logo, InfoSight, SmartStack, CASL, NimbleConnect, Timeless Storage, Data Velocity Delivered, Unified Flash Fabric, and other names appearing in this Annual Report on Form 10-K are registered trademarks or common law trademarks of Nimble Storage in the United States and/or other jurisdictions. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

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

The contents of the websites referred to above are not incorporated into this Annual Report on Form 10-K. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

We have incurred net losses in all fiscal years since our inception, including net losses of $43.1 million, $98.8 million and $120.1 million in the years ended January 31, 2014, 2015 and 2016, respectively. As of January 31, 2016, we had an accumulated deficit of $320.0 million. We anticipate that we will continue to operate in a net loss position for the foreseeable future as we continue to develop our technology, enhance our product and service offerings, expand our sales channels, expand our operations and hire additional employees, particularly in sales, marketing and research and development. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. In future periods, our profitability could be adversely affected for a number of possible reasons, including slowing demand for our products or services, increasing competition, returns on investments we make in our business that are less than expected, changes in the way storage services are consumed, a decrease in the growth of the storage market or general economic conditions. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may suffer.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

We were incorporated in November 2007 and shipped our first products in August 2010. The majority of our revenue growth has occurred in the years ended January 31, 2012 and later. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth and profitability. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including the risks described in this report. If we do not address these risks successfully, our business and operating results will be adversely affected, and our stock price could decline. Further, we have limited historical financial data. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.

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

Our operating results have historically fluctuated and may continue to fluctuate from quarter to quarter, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

☐	the budgeting cycles and purchasing practices of end-customers;

☐	increasing number and size of orders from Global 5000 companies and other large enterprises and cloud service providers that may require longer sales cycles;

☐	price competition;

☐	our ability to attract and retain new channel partners and end-customers;

☐	the timing and success of new product and service introductions by us or our competitors, including the introduction and success of our AF-Series All Flash arrays;

☐	deferral of orders in anticipation of new products or product enhancements announced by us or our competitors;

☐	our ability to sell additional products to existing channel partners and end-customers;

☐	changes in end-customer requirements or market needs and our inability to make corresponding changes to our business;

☐	any potential disruption in our sales channels or termination of our relationship with important channel partners;

☐	changes in the competitive landscape, including consolidation among our competitors or end-customers;

☐	potential seasonality in the markets we serve;

☐	general economic conditions, both domestically and in our foreign markets;

☐	material changes in end-customer adoption of our product or service offerings, such as our Storage on Demand, or SoD, offering, that may change the timing of revenue recognition;

☐	our inability to provide adequate support to our end-customers;

☐	our ability to control the costs of manufacturing our products, including the cost of components;

☐	our inability to fulfill our end-customers’ orders due to supply chain delays or events that impact our manufacturers or their suppliers;

☐	our inability to adjust certain fixed costs and expenses, particularly in research and development, for changes in demand;

☐	the timing of certain payments and related expenses, such as sales commissions;

☐	increases or decreases in our revenue and expenses caused by fluctuations in foreign currency exchange rates, as an increasing portion of our revenue is collected and expenses are incurred and paid in currencies other than the U.S. dollar;

☐	the cost of and potential outcomes of existing and future claims or litigation, which could have a material adverse effect on our business;

☐	future accounting pronouncements and changes in our accounting policies; and

☐	changes in tax laws or tax regulations.

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

Because of our limited visibility into end-customer demand, our ability to accurately forecast our future revenue is limited. We sell our products primarily through our network of channel partners that accounted for 92%, 98% and 99% of our total revenue in the years ended January 31, 2014, 2015 and 2016, respectively. We place orders with our third-party manufacturer based on our forecasts of our end-customers’ requirements and forecasts provided by our channel partners. These forecasts are based on multiple assumptions, each of which might cause our estimates to be inaccurate, thereby affecting our ability to provide products to our end-customers. When demand for our products increases significantly, we may not be able to meet it on a timely basis, and we may need to expend a significant amount of time working with our end-customers to allocate limited supply and maintain positive end-customer relations, or we may incur additional costs to accelerate the manufacture and delivery of additional products. If we or our channel partners underestimate end-customer demand, we may forego revenue opportunities, lose market share and damage our end-customer relationships. Conversely, if we overestimate demand for our products and consequently purchase significant amounts of components or hold inventory, we could incur additional costs and potentially incur related charges, which could adversely affect our operating results.

Adverse economic conditions or reduced IT spending may adversely impact our business.

Our business depends on the overall demand for IT and on the economic health of our current and prospective end-customers. In general, worldwide economic conditions remain unstable, and these conditions make it difficult for our current and prospective end-customers and us to forecast and plan future business activities accurately, and they could cause our end-customers or prospective end-customers to reevaluate their decision to purchase our products or services. Weak global economic conditions, or a reduction in IT spending even if economic conditions improve, could adversely impact our business and operating results in a number of ways, including longer sales cycles, lower prices for our products, reduced bookings and lower or no growth.

We are dependent on a small number of product lines, and the lack of continued market acceptance of these product lines would result in lower revenue.

Our CS Series of storage products accounted for a majority of our total revenue in the year ended January 31, 2016. In February 2016, we introduced our new AF-Series of storage products. We anticipate that our AF products and our CS products will account for a majority of our revenue for the foreseeable future. As a result, our revenue could be reduced as a result of:

☐	any decline in demand for these products;

☐	the introduction of products and technologies by us or our competitors that serve as a replacement or substitute for, or represent an improvement over, our products;

☐	technological innovations or new communications standards that our products do not address;

☐	our failure or inability to predict changes in our industry or end-customers’ demands or to design products or enhancements that meet end-customers’ increasing demands; and

☐	our inability to release enhanced versions of our current products or new product lines on a timely basis.

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

We receive a substantial portion of our total revenue from a limited number of channel partners, including distributors and VARs. For the years ended January 31, 2014, 2015 and 2016 our top ten channel partners accounted for 47%, 90% and 94%, respectively, of our total revenue. We have transitioned order fulfillment in North America largely to three distributors. The majority of our existing VARs now contract directly with one or all of these three distributors, Avnet, Inc., Ingram Micro Inc. and Carahsoft Technology Corp. Avnet, Inc. accounted for more than 10% of our revenue for the years ended January 31, 2014, 2015 and 2016. Carahsoft accounted for more than 10% of our revenue for the years ended January 31, 2015 and 2016, but less than 10% of our revenue for the year ended January 31, 2014. Ingram Micro started to account for more than 10% of our revenue beginning in the year ended January 31, 2016. During the year ended January 31, 2016, these three distributors accounted for, in the aggregate, approximately 79% of our total revenue. We anticipate that we will continue to depend upon a limited number of channel partners for a substantial portion of our total revenue for the foreseeable future and, in some cases, the portion of our revenue attributable to individual channel partners may increase in the future. The loss of one or more key channel partners or a reduction in sales through any major channel partner would reduce our revenue.

We face intense competition in our market, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

A number of very large corporations have historically dominated the storage market. We consider our primary competitors to be companies that provide enterprise storage products, including Dell, Inc.,

EMC Corporation (to be acquired by Dell), Hewlett-Packard Company, NetApp, Inc. and Pure Storage, Inc. We also compete to a lesser extent with a number of other private companies and certain well-established companies. Some of our competitors have made acquisitions of businesses that allow them to offer more directly competitive and comprehensive solutions than they had previously offered. In addition, the emergence of cloud computing and storage-as-a-service may impact both short-term and long-term growth patterns in the markets in which we compete. We expect to encounter new competitors domestically and internationally as other companies enter our market or if we enter new markets.

Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

☐	potential for broader market acceptance of their storage architectures and solutions;

☐	greater name recognition and longer operating histories;

☐	larger sales and marketing and end-customer support budgets and resources;

☐	broader distribution and established relationships with distribution partners and end-customers;

☐	the ability to bundle storage products with other technology products and services, or offer a broader range of storage solutions to better fit certain end-customers’ needs;

☐	lower labor and development costs;

☐	larger and more mature intellectual property portfolios;

☐	substantially greater financial, technical and other resources; and

☐	greater resources to make acquisitions.

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

Our growth strategy is dependent, in part, upon continuing to increase sales of our products to larger enterprises. Sales to these types of end-customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities. These risks include:

☐	competition from larger competitors that traditionally target larger enterprises and that may have pre-existing relationships or purchase commitments from those end-customers;

☐	successfully introducing, selling and supporting our recently announced our AF-Series All Flash arrays;

☐	successfully supporting fibre channel products, as many large enterprises often require products that support this technology;

☐	successfully introducing and supporting other new products in the future that are either required or preferred by large enterprises;

☐	increased purchasing power and leverage held by large end-customers in negotiating price and other contractual arrangements;

☐	more stringent support requirements;

☐	longer sales cycles and the associated risk that substantial time and resources may be spent on potential end-customers that elect not to purchase our products; and

☐	certain end-customers may have already adopted modern competitive storage system architectures in some of their operations, thereby making adoption of our architecture a more difficult value proposition for our sales force to make.

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

Our sales cycles vary based on factors such as customer size, customer type, order size, competition, industry trends, and customer anticipation of new or updated products. For example, potential end-customers (including large enterprises) may undertake a longer evaluation process with multiple competing storage providers that has, in the past, resulted in a longer sales cycle. Customers also may delay their purchases of our current products after the introduction of new products that are not yet shipping in volume. In addition, our sales cycle may be extended if potential end-customers decide to re-evaluate other aspects of their storage infrastructure at the same time they are considering a purchase of our products. As a result, our quarterly operating results are difficult to predict even in the near term.

If we do not successfully anticipate market needs and develop products and product enhancements that meet those needs, or if those products do not gain market acceptance, our business will suffer.

The storage market is characterized by rapidly evolving technology, end-customer needs and industry standards. We might not be able to anticipate future market needs or changes in existing technologies, and we might not be able to develop new products or product enhancements to meet such needs, either in a timely manner or at all. For example, if changes in technology result in a significant reduction in the price for flash memory, enterprises may not need to utilize flash-optimized storage in order to cost effectively protect their data. Also, one or more new technologies could be introduced that compete favorably with our storage products or that cause our storage products to no longer be of significant benefit to our end-customers.

The process of developing new technology is complex and uncertain, and we may not be able to develop our products in a manner that enables us to successfully address the changing needs of our end-customers. For example, in February 2016, we introduced our new AF-Series of storage products in order to address the demands of our end-customers for an all flash product. If our new AF-Series product line does not perform to expectations, appropriately address the needs of our end-customers or otherwise fails to achieve market acceptance, our business and operating results will be harmed.

Moreover, slow market acceptance of new products and product enhancements will delay or eliminate our ability to recover our investment in these products and product enhancements. We must commit significant resources to developing new products and product enhancements before knowing whether our investments will result in products the market will accept. Additionally, we may not achieve the cost savings or the anticipated performance improvements we expect, and we may take longer to generate revenue, or generate less revenue, than we anticipate. If we are not able to successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products, our business and operating results will be harmed.

Failure to adequately expand our sales force will impede our growth.

We will need to continue to expand and optimize our sales infrastructure in order to grow our end-customer base and our business. In particular, our ability to increase our business with both large enterprises as well as international end-customers will require qualified personnel with experience selling into these types of end-customers. We plan to continue to expand our sales force globally. Identifying, recruiting and training qualified personnel require significant time, expense and attention. It can take time before our sales representatives are fully-trained and productive. Moreover, strategies that may be successful in one region may not be relevant for another region. Our business may be adversely affected if our efforts to expand and train our sales force do not generate a corresponding increase in revenue. In particular, if we are unable to hire, develop and retain talented sales personnel globally or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenue.

Our growth depends in part on the success of our strategic relationships with third parties.

Our future growth will depend on our ability to enter into successful strategic relationships with third parties. For example, our alliance activity with Citrix Systems, Inc., Commvault Systems, Inc. Microsoft Corporation, Oracle Corporation, SAP, Splunk Inc., Veeam Software, and VMware, Inc. as well as our SmartStack initiative with Cisco Systems, Inc. are intended to create a broader integrated technology solution to address our end-customers’ needs. In addition, we work with global distributors to streamline and grow our sales channel. These relationships may not result in additional end-customers or enable us to generate significant revenue. These relationships are typically non-exclusive and do not prohibit the other party from working with our competitors or from offering competing services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results could suffer.

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

In the first quarter of the year ended January 31, 2015, we completed the transition of our manufacturing activities from two third-party manufactures to one, Flextronics. Our reliance on this third-party manufacturer reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs and product supply and timing. Any manufacturing disruption by Flextronics could severely impair our ability to fulfill orders. Our current agreement with Flextronics, which is terminable at will or upon short notice by Flextronics, does not contain any minimum commitment to manufacture our products, and any orders are fulfilled only after a purchase order has been delivered and accepted. As a result, Flextronics may stop taking new orders or fulfilling our orders on short notice or limit our allocations of products. Moreover, our orders represent a relatively small percentage of the overall orders received by Flextronics from its end-customers; therefore, fulfilling our orders may not be a priority in the event Flextronics is constrained in its ability to fulfill all of its end-customer obligations. If we are unable to manage our relationship with Flextronics effectively, or if Flextronics suffers delays or disruptions for any reason, experiences increased manufacturing lead-times, capacity constraints or quality control problems in its manufacturing operations, limits our allocations of products, stops taking new orders or fulfilling our orders on short notice, or otherwise fails to meet our future requirements for timely delivery, our ability to ship products to our end-customers would be impaired, and our business and operating results would be harmed.

Our business and operations have experienced rapid growth in recent periods. If we do not effectively manage any future growth or are unable to improve our systems and processes, our operating results could be harmed.

We have experienced rapid growth over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount significantly over the next 12 months. For example, from January 31, 2011 to January 31, 2016, our headcount increased from 47 to 1,104 employees. Since we initially launched our products in August 2010, our number of end-customers grew to 7,580 as of January 31, 2016. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational and financial resources.

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

Once our products are deployed within our end-customers’ networks, our end-customers depend on our technical support services to resolve any issues relating to our products. We may be unable to respond quickly enough to accommodate short-term increases in end-customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. Increased end-customer demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results. Any failure by us to effectively help our end-customers quickly resolve post-deployment issues or provide high-quality technical support, or a market perception that we do not maintain high-quality support, could harm our reputation and adversely affect our ability to sell our solutions to existing and prospective end-customers.

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

We depend on our IT infrastructure, which includes our data centers and networks, to operate our business and to provide services to our end-customers through our InfoSight platform. This infrastructure, including our back-up systems, resides in two locations. Currently we do not have a complete disaster recovery policy, but we are in the process of implementing such a policy in the upcoming quarters. Any interruptions to or failures of our IT infrastructure, whether due to natural disasters, system failures, computer viruses, security breaches, computer hacking attacks or other causes, whether through third party action or employee error or malfeasance, would affect our ability to operate our business and provide services through our InfoSight platform. As a result, we could face liability with respect to any diminished performance of our InfoSight platform or support services generally during the periods when our IT infrastructure is compromised and any subsequent periods required to repair such interruptions or failures. Moreover, we would likely suffer reputational damage, and our ability to sell our solutions to existing and prospective end-customers could be harmed.

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

If our industry experiences declines in average sales prices, our revenue and gross profit may also decline.

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

We have in the past had to make a voluntary disclosure to the Office of Export Enforcement of the U.S. Commerce Department to report a failure to obtain an encryption registration number prior to shipment of a particular hardware appliance product to a limited number of international end-customers. In the future, failure to comply with export regulations could result in penalties, costs, and restrictions on export privileges, which could also harm our operating results, as well as our inability to service certain products already in the hands of our end-customers, which could have negative consequences, including reputational harm. The U.S. Commerce Department’s Bureau of Industry and Security has granted the service authorization and closed the enforcement matter by issuing us a warning letter, rather than assessing a civil penalty.

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

Many of our employees were previously employed at current or potential competitors. We may be subject to claims that these employees have divulged or we have used proprietary information of these employees’ former employers. For example, in 2013 and 2014, NetApp, Inc. filed lawsuits against us alleging that we and certain of our employees violated NetApp’s proprietary rights. Although we have settled the NetApp lawsuits and both matters have been dismissed with prejudice, litigation may be necessary to defend against other similar future claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper our ability to develop new products and features for existing products, which could severely harm our business. Even if we are successful in defending against these and future claims, litigation could result in substantial costs and be a distraction to management.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. We generally enter into confidentiality or license agreements with our employees, consultants, vendors and end-customers, and generally limit access to and distribution of our proprietary information. However, we cannot assure you that the agreements we have entered into will not be breached. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.

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

Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled personnel. We may not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our stock declines, it may adversely affect our ability to hire or retain highly skilled employees. In addition, since we expense all stock-based compensation, we may periodically change our equity compensation practices, which may include reducing the number of employees eligible for equity awards or reducing the size of equity awards granted per employee. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.

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

We are exposed to the credit risk of some of our channel partners and direct end-customers, which could result in material losses and negatively impact our operating results.

Some of our channel partners and direct end-customers have experienced financial difficulties in the past. A channel partner or direct end-customer experiencing such difficulties will generally not purchase or sell as many of our products as it would under normal circumstances and may cancel orders. Our typical payment terms are 30 days from invoice. Because of local customs or conditions, payment terms may be longer in some circumstances and markets. In addition, a channel partner or direct end-customer experiencing financial difficulties generally increases our exposure to uncollectible receivables. If any of our channel partners or direct end-customers that represent a significant portion of our total revenue becomes insolvent or suffers a deterioration in its financial or business condition and is unable to pay for our products, our results of operations could be harmed.

Changes in laws, regulations and standards related to data privacy and the Internet could harm our business.

Federal, state or foreign government bodies or agencies have in the past adopted, and could in the future adopt, laws and regulations affecting data privacy and the use of the Internet as a commercial medium. Changing laws, regulations and standards applying to the solicitation, collection, processing or use of various information could affect our end-customers’ ability to use and share data, potentially restricting our ability to store, process and share data with our end-customers through our InfoSight platform, and in turn limit our ability to provide real-time and predictive end-customer support. For example, in Europe, the Court of Justice of the European Union recently invalidated the “US-EU Safe Harbor framework,” (which created a safe harbor under the European Data Protection Directive for certain European data transfers to the U.S.) and has replaced it with a new concept of the “Privacy Shield,” details of which are currently unclear. In addition, text of a new EU General Data Protection Regulation has been agreed which will be implemented by 2018, creating a new data privacy regime in Europe. As such, the privacy landscape in Europe is in a state of flux and any stricter regulation with regards to the solicitation, collection, processing or use of various information (including European data transfers to the U.S.) in the future may impact our end-customers and our business. If we are not able to adjust to changing laws, regulations and standards related to the Internet, our business could be harmed.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the New York Stock Exchange. We expect the requirements of these rules and regulations will increase our legal, accounting, financial compliance and audit costs, make some activities more challenging, time consuming and costly, and place strain on our personnel, systems and resources. For example, to comply with the requirements, we have taken various actions, such as implementing new internal controls and procedures and hiring accounting and internal audit staff.

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

To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and will continue to expend significant resources, including accounting and professional services fees related costs and in providing diligent management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could impair our ability to operate our business. In the event that our disclosure controls and procedures and/or our internal controls are assessed or perceived as inadequate, we are unable to produce timely and accurate financial statements, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, investors may lose confidence in our reported financial results and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange and we may be subject to investigation or sanctions by the SEC.

We have performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Commencing with the audit of our fiscal year ended January 31, 2016, we have complied with the attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and our independent registered public accounting firm has formally attested to the effectiveness of our internal control over financial reporting.

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

The EU RoHS and similar laws of other jurisdictions ban the use of certain hazardous materials such as lead, mercury and cadmium in the manufacture of electrical equipment, including our products. Currently, the manufacturer of our hardware appliances and our major component part suppliers comply with the EU RoHS requirements. However, if there are changes to this or other laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to re-engineer our products to use components compatible with these regulations. This re-engineering and component substitution could result in additional costs to us or disrupt our operations or logistics.

The WEEE requires electronic goods producers to be responsible for the collection, recycling and treatment of such products. Changes in interpretation of the directive may increase the burden associated with complying with the directive.

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

A significant natural disaster, such as an earthquake, fire, flood, or significant power outage could have a material adverse impact on our business, operating results. Both our corporate headquarters and the location where our products are manufactured are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters could affect our supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In the event we or our service providers are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the businesses of our supply chain, manufacturers, logistics providers, partners or end-customers, or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners or end-customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our suppliers’ disaster recovery plans prove to be inadequate. To the extent that any of the above should result in delays or cancellations of end-customer orders, or delays in the manufacture, deployment or shipment of our products, our business and operating results would be adversely affected.

The SEC’s conflict minerals rule has caused us to incur additional costs, could limit the supply and increase the cost of certain minerals used in manufacturing our products, and could make us less competitive in our target markets.

The SEC’s conflict minerals rule requires disclosure by public companies of the origin, source and chain of custody of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule requires companies to obtain sourcing data from suppliers, engage in supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. The rule could limit our ability to source at competitive prices and to secure sufficient quantities of certain minerals (or derivatives thereof) used in the manufacture of our products, specifically tantalum, tin, gold and tungsten, as the number of suppliers that provide conflict-free minerals may be limited. We have and will continue to incur costs associated with complying with the rule, such as costs related to the determination of the origin, source and chain of custody of the minerals used in our products, the adoption of conflict minerals-related governance policies, processes and controls, and possible changes to products or sources of supply as a result of such activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the data collection and due diligence procedures that we implement, which may harm our reputation. Furthermore, we may encounter challenges in satisfying those end-customers that require that all of the components of our products be certified as conflict free, and if we cannot satisfy these end-customers, they may choose a competitor’s products. We continue to investigate the presence of conflict materials within our supply chain.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

As of January 31, 2016, we had federal and state net operating loss, or NOL, carryforwards of $262.8 million and $188.8 million due to prior period losses, which if not utilized, will begin to expire in 2036. If these NOLs expire unused and are unavailable to offset future income tax liabilities, our profitability may be adversely affected. In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes and, if we undergo an ownership change in the future, our ability to utilize our NOLs could be further limited by Section 382. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382. Regulatory changes, such as suspension of the use of NOLs, could result in the expiration of our NOLs or otherwise cause them to be unavailable to offset future income tax liabilities. Our NOLs could also be impaired under state law. As a result, we might not be able to utilize a material portion of our NOLs.

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

The trading price of our common stock has been volatile, and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	overall performance of the equity markets;

•	our operating performance and the performance of other similar companies;

•	changes in the estimates of our operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of technological innovations, new applications or enhancements to services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	announcements of end-customer additions and end-customer cancellations or delays in end-customer purchases;

•	recruitment or departure of key personnel;

•	the economy as a whole, market conditions in our industry, and the industries of our end-customers;

•	the size of our market float; and

•	any other factors discussed in this report.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. We are the target of this type of litigation as described in Note 6. Commitments and Contingencies in the “Notes to the Consolidated Financial Statements” included elsewhere in this report. Securities litigation against us could result in substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

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

Our directors and executive officers, together with their affiliates, beneficially own, in the aggregate, 20% of our outstanding common stock as of March 15, 2016. As a result, these stockholders, acting together, have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in approximately 165,000 square feet in San Jose, California. The 96-month lease commenced on November 1, 2013. We use this facility for administration, sales and marketing, research and development, end-customer support, and professional services. We also maintain offices in other locations in the United States, including approximately 87,000 square feet in Durham, North Carolina, and internationally, including the United Kingdom, Australia, and other various locations; we use these office spaces primarily for sales and marketing. We believe our existing facilities are adequate to meet our current needs, and we intend to procure additional space as needed as we add employees and expand our operations. We believe that, if required, suitable additional or substitute space would be available to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

On December 17, 2015, a purported securities class action entitled Vikramkumar v. Nimble Storage, Inc., et al. was filed in the United States District Court for the Northern District of California, against the Company and certain of its officers and directors. A second purported securities class action entitled Guardino v. Nimble Storage, Inc., et al. was filed on December 23, 2015, and a third purported class action entitled Madhani v. Nimble Storage, Inc., et al. was filed on February 5, 2016, also in the Northern District of California against the same parties. The complaints in the three actions allege claims under Sections 10(b) and 20(a) of the Exchange Act based on allegedly misleading statements regarding the Company’s business and financial results. On March 28, 2016, the Court ordered that the three actions be consolidated under the caption In re Nimble Storage, Inc. Securities Litigation. The Company has not yet responded to any complaint.

On February 23, 2016, a purported shareholder derivative action entitled Schwartz v. Vasudevan, et al. was filed in the United States District Court for the Northern District of California, against certain of the Company’s officers and directors. The complaint alleges that defendants breached their fiduciary duties by allowing the Company to make allegedly misleading statements regarding the Company’s business and financial results, and by selling stock while in possession of material non-public information.

In addition, from time to time, the Company may become involved in legal proceedings arising in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange under the symbol “NMBL” since December 13, 2013, the date of our initial public offering.

The following table sets forth for the indicated periods the high and low closing sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Year ended January 31, 2015
First quarter	$56.23	$24.65
Second quarter	$30.72	$20.55
Third quarter	$29.58	$22.50
Fourth quarter	$29.41	$22.09
Year ended January 31, 2016
First quarter	$27.42	$21.37
Second quarter	$31.60	$23.81
Third quarter	$27.24	$21.70
Fourth quarter	$23.31	$6.31

The last reported sale price for our common stock on the New York Stock Exchange was $7.05 per share on March 15, 2016.

Holders of Record

As of March 15, 2016, there were 95 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

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

This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P Information Technology Index from December 13, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through January 31, 2016. The chart assumes $100 was invested at the close of market on December 13, 2013, in each of our common stock, the S&P 500 Index and the S&P Information Technology Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Recent Sale of Unregistered Securities and Use of Proceeds

Sale of Unregistered Securities

None.

Use of Proceeds

On December 12, 2013, the SEC declared our registration statement on Form S-1 (File No. 333-191789) effective for our initial public offering, pursuant to which we sold an aggregate of 9,200,000 shares of our common stock at a price to the public of $21.00 per share. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 13, 2013 pursuant to Rule 424(b).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of the year ended January 31, 2016, we repurchased the following shares of common stock from former employees by exercising our right to repurchase unvested shares upon termination of employment at a price equal to the lower of the fair market value on the repurchase date or the original exercise price paid for such shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2015 to November 30, 2015	15,334	$5.21	N/A	N/A
December 1, 2015 to December 31, 2015	N/A	N/A	N/A	N/A
January 1, 2016 to January 31, 2016	N/A	N/A	N/A	N/A

ITEM 6.SELECTED FINANCIAL DATA

The selected consolidated statements of operations data for the years ended January 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of January 31, 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended January 31, 2013 and 2012 and the consolidated balance sheet data as of January 31, 2014 and 2013 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The selected consolidated financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in any future period. The selected consolidated financial data in this section are not intended to replace the financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended January 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product	$265,602	$198,129	$112,812	$49,765	$13,113
Support and service	56,613	29,544	12,921	4,075	900

Total revenue	322,215	227,673	125,733	53,840	14,013
Cost of revenue:
Product(1)	86,506	62,780	36,231	17,266	5,233
Support and service(1)	26,129	16,173	7,980	3,184	1,045

Total cost of revenue	112,635	78,953	44,211	20,450	6,278
Total gross profit	209,580	148,720	81,522	33,390	7,735
Operating expenses:
Research and development(1)	93,990	70,338	35,247	16,135	7,903
Sales and marketing(1)	197,979	143,575	75,107	39,851	12,863
General and administrative(1)	36,247	30,884	13,737	5,168	3,756

Total operating expenses	328,216	244,797	124,091	61,154	24,522

Loss from operations	(118,636)	(96,077)	(42,569)	(27,764)	(16,787)
Interest income, net	240	139	21	32	6
Other expense, net	(656)	(2,071)	(150)	(26)	(4)

Loss before provision for income taxes	(119,052)	(98,009)	(42,698)	(27,758)	(16,785)
Provision for income taxes	1,017	837	425	99	5

Net loss	(120,069)	(98,846)	(43,123)	(27,857)	(16,790)
Accretion of redeemable convertible preferred stock	—	—	(36)	(34)	(23)

Net loss attributable to common stockholders	$(120,069)	$(98,846)	$(43,159)	$(27,891)	$(16,813)

Net loss per share attributable to common stockholders, basic and diluted	$(1.52)	$(1.37)	$(1.61)	$(1.53)	$(1.04)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	78,932	72,304	26,772	18,236	16,226

(1)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cost of product revenue	$1,972	$1,508	$232	$48	$10
Cost of support and service revenue	4,743	2,380	468	114	31
Research and development	23,259	15,137	3,049	874	268
Sales and marketing	39,648	27,752	3,674	1,029	244
General and administrative	13,682	10,290	1,726	539	267

Total stock-based compensation expense	$83,304	$57,067	$9,149	$2,604	$820

	As of January 31,
	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$211,160	$208,394	$208,486	$49,205
Working capital	176,423	177,384	195,787	48,835
Total assets	331,749	301,574	259,071	72,563
Deferred revenue, current and non-current	114,845	74,446	33,509	10,896
Total stockholders’ equity (deficit)	155,608	168,572	191,686	(53,662)

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

Overview

Our enduring mission is to engineer and deliver the industry’s most efficient flash storage platform. Our Predictive Flash platform is comprised of a Unified Flash Fabric that provides a single consolidation architecture with common data services across a portfolio of All Flash and Adaptive Flash arrays and InfoSight predictive analytics with integrated support and service offerings. It enables IT organizations to optimize performance, capacity, and cost for all applications running across the data center and maintain a 99.9997% measured uptime with InfoSight cloud-based management software.

We were incorporated in November 2007, and we initially focused on the development of our CASL file system software and our storage platform. We shipped our first product line, our CS200 series, in August 2010. In August 2012, we introduced our CS400 series of products and a number of scale-to-fit products, including expansion shelves and controller upgrades. In April 2013, we launched InfoSight. In addition, as of May 2014, we made our scale-out firmware release generally available to all end-customers with a support and services agreement. From June 2014 to October 2014, we introduced several new product lines, which include the CS700 series, CS500 series, and CS300 series. The CS500 series and CS300 series replaced certain CS400 series and CS200 series products. In addition, in October 2014, we made available Fibre Channel protocol support for the CS-series arrays. In November 2014, we launched flexible pricing and deployment models (SoD) for enterprises and service providers managing storage in cloud environments. In August 2015, we advanced the Adaptive Flash platform to deliver customized service levels in three user-selectable modes (All-Flash, Auto-Flash, and No Flash modes) from one single platform. In February 2016, we announced our AF-Series All Flash arrays, which combine the high performance of flash with the predictive analytics of InfoSight to deliver the performance, scalability and availability required to optimize high-performance applications with deterministic latency requirements. We typically recognize product revenue upon the shipment of these products. We also offer support and maintenance services including InfoSight, for periods ranging from one to five years, and recognize revenue over the term of the related support and maintenance agreement. In addition, we recognize revenue for our SoD business as services are performed.

Since shipping our first product in August 2010, our end-customer base has grown rapidly. We had 7,580, 4,979 and 2,642 end-customers as of January 31, 2016, 2015 and 2014, respectively. Our end-customers span a range of industries such as cloud-based service providers, education, financial services, healthcare, manufacturing, state and local government and technology. To continue to grow our business, it is important that we both obtain new end-customers and sell additional products and services to our existing end-customers. For example, in the years ended January 31, 2016, 2015 and 2014, approximately 48%, 41% and 34%, respectively, of the dollar amount of orders received were from existing end-customers.

We sell our products through our network of distributors, and also engage our end-customers through our global sales force. Our channel partners act as an extension of our sales force to market our solutions directly to end-customers and generally do not hold inventory. For certain end-customer orders, products are shipped to resellers, distributors and third-party systems integrators for various reasons including importing of products to non-U.S. countries and systems integration (e.g. SmartStack integrations) prior to shipment to the end-customer or the end-customer specified location(s). We have sales offices located in several international locations, including Australia, England, Germany and Singapore. Our revenue outside North America was 21% and 18% of our total revenue for the year ended January 31, 2016 and 2015, respectively, as we increased our sales and marketing efforts on a global basis.

We outsource the manufacturing of our hardware products to our contract manufacturer, Flextronics, which assembles and tests our products. Our contract manufacturer generally procures the components used in our products directly from third-party suppliers. Inventory and shipment are handled by our third-party logistics partners. Distributors generally handle fulfillment and, in some situations, shipment for our domestic and international end-customers, but do not hold inventory.

We have experienced significant growth in recent periods with total revenue of $322.2 million, $227.7 million and $125.7 million in the years ended January 31, 2016, 2015 and 2014, respectively. Our net loss was $120.1 million, $98.8 million and $43.1 million in the years ended January 31, 2016, 2015 and 2014, respectively. As our sales and end-customer base have grown, we have also experienced growth in our deferred revenue from $33.5 million as of January 31, 2014 to $74.4 million as of January 31, 2015 and to $114.8 million as of January 31, 2016. Our gross margin has been flat at approximately 65% for the years ended January 31, 2016, 2015 and 2014. As a percentage of total revenue, our operating expenses have increased from 99% for the year ended January 31, 2014 to 108% for the year ended January 31, 2015 and declined to 102% for the year ended January 31, 2016. As a percentage of total revenue, our non-GAAP operating loss declined from (27%) for the year ended January 31, 2014 to (17%) for the year ended January 31, 2015 and to (11%) for the year ended January 31, 2016.

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

Since our founding, we have invested heavily in growing our business, particularly in research and development and sales and marketing. From January 31, 2012 to January 31, 2016, our headcount has increased from 147 to 1,104 employees. We intend to continue to invest in development of our solutions and sales and marketing programs to drive sustainable long-term growth. To support future sales, we plan to continue to invest significant resources in sales and marketing.

The successful growth of our business will depend on our ability to continue to expand our end-customer base by gaining new end-customers and in turn grow revenues from our existing end-customer base. As a result, we intend to hire additional sales and marketing personnel. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. For example, our investments in these areas might not result in a significant increase in productive sales personnel or channel partners. If this were to occur, we might not be able to expand our base of new end-customers or succeed in selling additional products to existing end-customers, which would affect our ability to continue to grow our revenues.

Our future performance will also depend on our ability to continue to innovate, improve functionality in our products and adapt to new technologies or changes to existing technologies. Accordingly, we also intend to continue to invest in our research and development activities. It is difficult for us to predict the timing and impact that these investments will have on future revenue. Additionally, we face significant competition in the storage market, which makes it more important that the investments we make in our business are successful. Potential weak global economic conditions, particularly market and financial uncertainty in the United States, Europe, and Asia or a reduction in spending even if economic conditions improve, could adversely impact our business, financial condition and operating results. If we are unable to address these challenges, our business could be adversely affected.

Key Business Metrics

We monitor the key business metrics set forth below in managing our business. We discuss revenue and gross margin below under “—Components of Operating Results.” Deferred revenue, net cash provided by (used in) operating activities, non-GAAP free cash flow, non-GAAP net loss, non-GAAP operating loss and adjusted EBITDA are discussed immediately below the following table.

	Year Ended or as of January 31,
	2016	2015	2014
	(dollars in thousands)
Total revenue	$322,215	$227,673	$125,733
Year-over-year percentage increase	42%	81%	134%
Gross margin	65.0%	65.3%	64.8%
Deferred revenue, current and non-current	114,845	74,446	33,509
Net cash provided by (used in) operating activities	5,755	5,376	(6,742)
Non-GAAP free cash flow	(23,668)	(15,444)	(20,355)
Non-GAAP net loss	(36,765)	(41,779)	(33,974)
Non-GAAP operating loss	(35,332)	(39,010)	(33,420)
Non-GAAP operating loss as a percentage of total revenue	-11%	-17%	-27%
Adjusted EBITDA	(20,390)	(32,328)	(29,393)

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

Non-GAAP Free Cash Flow

We monitor non-GAAP free cash flow as a measure of our overall business performance. We define non-GAAP free cash flow as our net cash provided by (used in) operating activities, less the cash outflow used to purchase property and equipment. Monitoring non-GAAP free cash flow enables us to analyze our ability to generate cash after accounting for capital expenditures, thereby allowing us to better understand and manage the cash needs of our business. We have provided reconciliations below of non-GAAP free cash flow to net cash provided by (used in) operating activities, the most directly comparable U.S. GAAP financial measure.

Non-GAAP Net Loss and Non-GAAP Operating Loss

To provide investors with additional information regarding our financial results, we have disclosed in this Annual Report on Form 10-K non-GAAP net loss and non-GAAP operating loss. We define non-GAAP net loss as our net loss adjusted to exclude stock-based compensation. We define non-GAAP operating loss as our operating loss adjusted to exclude stock-based compensation. We have provided reconciliations below of non-GAAP net loss to net loss and non-GAAP operating loss to operating loss, the most directly comparable U.S. GAAP financial measures.

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed in this Annual Report on Form 10-K adjusted EBITDA, a non-GAAP financial measure. We define adjusted EBITDA as our net loss, adjusted to exclude stock-based compensation, interest income, provision for income taxes and depreciation. We have provided a reconciliation below of adjusted EBITDA to net loss, the most directly comparable U.S. GAAP financial measure.

We have also included non-GAAP net loss, non-GAAP operating loss and adjusted EBITDA in this Annual Report on Form 10-K because they are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operational and compensation plans. In particular, the exclusion of certain expenses in calculating non-GAAP net loss, non-GAAP operating loss and adjusted EBITDA can provide useful measures for period-to-period comparisons of our core business. Accordingly, we believe that non-GAAP net loss, non-GAAP operating loss and adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Our use of non-GAAP net loss, non-GAAP operating loss and adjusted EBITDA has limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

Because of these limitations, you should consider non-GAAP net loss, non-GAAP operating loss and adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other U.S. GAAP results.

Reconciliations of non-GAAP net loss and adjusted EBITDA to net loss, non-GAAP operating loss to loss from operations and non-GAAP free cash flow to GAAP net cash provided by (used in) operating activities are provided below:

	Year Ended January 31,
	2016	2015	2014
	(in thousands)
Net loss	$(120,069)	$(98,846)	$(43,123)
Stock-based compensation expense	83,304	57,067	9,149

Non-GAAP net loss	$(36,765)	$(41,779)	$(33,974)

Interest income, net	(240)	(139)	(21)
Provision for income taxes	1,017	837	425
Depreciation	15,598	8,753	4,177

Adjusted EBITDA	$(20,390)	$(32,328)	$(29,393)

Loss from operations	$(118,636)	$(96,077)	$(42,569)
Stock-based compensation expense	83,304	57,067	9,149

Non-GAAP operating loss	$(35,332)	$(39,010)	$(33,420)

GAAP net cash provided by (used in) operating activities	$5,755	$5,376	$(6,742)
Purchase of property and equipment	(29,423)	(20,820)	(13,613)

Non-GAAP free cash flow	$(23,668)	$(15,444)	$(20,355)

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

Support and Service Revenue.    We generate our support and service revenue primarily from support and service contracts, which include our InfoSight cloud-based management service. The majority of our product sales are bundled with support and service contracts with terms ranging from one to five years. We recognize revenue from support and service contracts over the contractual service period. Our support and service revenue also includes our SoD service offering. Under this pay-as-you-go subscription model, end-customers are generally billed on a monthly basis based on the amount of data consumed during the month. The SoD service offering includes all support services including InfoSight. Revenue is recognized as services are performed. As a percentage of total revenue, we expect our support and service revenue to increase as we add new end-customers and renew existing support and service contracts, and our end-customers use more of our SoD service.

See “—Critical Accounting Policies and Estimates, Revenue Recognition” for further information on our revenue recognition policy.

Cost of Revenue

Our total cost of revenue is comprised of the following:

Cost of Product Revenue.    Cost of product revenue primarily includes costs paid to our third-party contract manufacturer, which includes the costs of our components, and personnel costs associated with our manufacturing operations. Personnel costs consist of salaries, benefits, bonuses and stock-based compensation. Our cost of product revenue also includes inventory related expenses, freight and allocated overhead costs. Overhead costs consist of certain facilities, depreciation, benefits and IT costs. We expect our cost of product revenue to increase as our product revenue increases.

Cost of Support and Service Revenue.    Cost of support and service revenue includes personnel costs associated with our global end-customer support organization, operation and administration of our service depots, cost from service inventory reserves and allocated overhead costs. Personnel costs consist of salaries, benefits, bonuses and stock-based compensation. Overhead costs consist of certain facilities, depreciation, benefits and IT costs. We expect our cost of support and service revenue to increase as our installed end-customer base grows.

Gross Margin

Gross margin, or gross profit as a percentage of total revenue, has been and will continue to be affected by a variety of factors, including the average sales price of our storage products and related support and service contracts, manufacturing and overhead costs including personnel costs, component costs, the mix of products sold, sales incentive payments paid to distributors and VARs, and our ability to leverage our existing infrastructure as we continue to grow. We expect our gross margins to fluctuate over time depending on the factors described above.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of our operating expenses.

Research and Development.    Research and development expense consists primarily of personnel costs and allocated overhead and also includes depreciation expense from property and equipment purchases, consulting and other costs to support our development activities. We have expensed all research and development costs as incurred. We expect research and development expense to continue to increase in absolute dollars as we continue to invest in our research and product development efforts to enhance our product capabilities, expand our product offerings and access new end-customer markets, although such expense may fluctuate as a percentage of total revenue.

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

General and Administrative.    General and administrative expense consists of personnel costs, professional services and allocated overhead. General and administrative personnel include our executive, finance, human resources, investor relations, compliance, administrative, IT, facilities and legal departments. Professional services consist primarily of legal, auditing, accounting and other consulting costs. We expect general and administrative expense to continue to increase in absolute dollars as we have recently incurred, and expect to continue to incur, additional general and administrative expenses as we grow our operations and operate as a public company, including higher legal, corporate insurance and accounting expenses.

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

Provision for Income Taxes

Provision for income taxes consists primarily of state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. We provide a full valuation allowance for U.S. deferred tax assets, which includes NOL carryforwards and tax credits related primarily to research and development. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that the assets will not be realized based on our history of losses. At January 31, 2016, we had federal and state NOL carryforwards of $262.8 million and $188.8 million, respectively, that expire between 2028 through 2036. Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Regulatory changes, such as suspension on the use of NOLs, could result in the expiration of our NOLs or otherwise cause them to be unavailable to offset future income tax liabilities.

Results of Operations

The following tables summarize our consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended January 31,
	2016	2015	2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$265,602	$198,129	$112,812
Support and service	56,613	29,544	12,921

Total revenue	322,215	227,673	125,733
Cost of revenue:
Product(1)	86,506	62,780	36,231
Support and service(1)	26,129	16,173	7,980

Total cost of revenue	112,635	78,953	44,211
Total gross profit	209,580	148,720	81,522
Operating expenses:
Research and development(1)	93,990	70,338	35,247
Sales and marketing(1)	197,979	143,575	75,107
General and administrative(1)	36,247	30,884	13,737

Total operating expenses	328,216	244,797	124,091

Loss from operations	(118,636)	(96,077)	(42,569)
Interest income, net	240	139	21
Other expense, net	(656)	(2,071)	(150)

Loss before provision for income taxes	(119,052)	(98,009)	(42,698)
Provision for income taxes	1,017	837	425

Net loss	$(120,069)	$(98,846)	$(43,123)

(1)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2016	2015	2014
	(in thousands)
Cost of product revenue	$1,972	$1,508	$232
Cost of support and service revenue	4,743	2,380	468
Research and development	23,259	15,137	3,049
Sales and marketing	39,648	27,752	3,674
General and administrative	13,682	10,290	1,726

Total stock-based compensation expense	$83,304	$57,067	$9,149

Comparison of the Years Ended January 31, 2016 and 2015

Revenue

	Year Ended January 31,
	2016	2015	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Revenue:
Product	$265,602	$198,129	$67,473	34%
Support and service	56,613	29,544	27,069	92

Total revenue	$322,215	$227,673	$94,542	42%

Total revenue increased by $94.5 million, or 42%, during the year ended January 31, 2016 compared to the year ended January 31, 2015. The revenue growth reflects increased demand for our storage products and related support and service, partially offset by lower revenue from the foreign currency impact on our non-U.S. dollar billings. The increase in product revenue was driven by higher sales of our storage products to existing and new end-customers, expansion into Global 5000 enterprises and cloud service providers, and international expansion. We acquired 2,601 new end-customers during the year ended January 31, 2016. The increase in support and service revenue was driven by higher product sales and the resulting expansion of our installed base of end-customers.

Cost of Revenue and Gross Margin

	Year Ended January 31,
	2016	2015	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$86,506	$62,780	$23,726	38%
Support and service	26,129	16,173	9,956	62

Total cost of revenue	$112,635	$78,953	$33,682	43%

Gross margin	65.0%	65.3%

Cost of revenue increased by $33.7 million, or 43%, during the year ended January 31, 2016 compared to the year ended January 31, 2015. The increase in cost of product revenue was driven primarily by higher product sales. The increase in cost of product revenue was also impacted by higher costs of $1.6 million in our manufacturing operations, primarily driven by personnel costs, including stock-based compensation, associated with increased headcount and an increase in allocated overhead resulting from higher facilities utilization. The increase in cost of support and service revenue was primarily attributable to higher costs of $7.6 million in our global end-customer support organization primarily driven by personnel costs, including stock-based compensation, associated with increased headcount and an increase in allocated overhead resulting from higher facilities utilization.

Gross margin decreased from 65.3% during the year ended January 31, 2015 to 65.0% during the year ended January 31, 2016, mainly due to lower product gross margin and the unfavorable impact of fluctuations in foreign currencies, partially offset by higher support and service gross margin. Product gross margin decreased by 0.9 percentage points from 68.3% to 67.4% during the year ended January 31, 2016 compared to the year ended January 31, 2015. The decrease in product gross margin from the prior year was mainly driven by unfavorable fluctuations in foreign currencies. Support and service gross margin increased by 8.5 percentage points from 45.3% to 53.8% during the year ended January 31, 2016 compared to the year ended January 31, 2015. The improvements in support and service gross margin from the prior year were driven by increased revenue from our larger base of end-customers and economies of scale from our support organization, enabled by the automation capabilities of InfoSight.

Operating Expenses

	Year Ended January 31,
	2016	2015	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$93,990	$70,338	$23,652	34%
Sales and marketing	197,979	143,575	54,404	38
General and administrative	36,247	30,884	5,363	17

Total operating expenses	$328,216	$244,797	$83,419	34%

Includes stock-based compensation expense of:
Research and development	$23,259	$15,137	$8,122	54%
Sales and marketing	39,648	27,752	11,896	43
General and administrative	13,682	10,290	3,392	33

Total	$76,589	$53,179	$23,410	44%

Research and Development

Research and development expense increased by $23.7 million, or 34%, during the year ended January 31, 2016 compared to the year ended January 31, 2015. The increase was primarily due to a $17.9 million increase in personnel costs, including stock-based compensation, resulting from headcount growth to support further development of our storage products, a $3.2 million increase in depreciation expense from property and equipment purchases as we further invested in our laboratory and test infrastructure, and a $1.9 million increase in allocated overhead resulting from higher facilities utilization.

Sales and Marketing

Sales and marketing expense increased by $54.4 million, or 38%, during the year ended January 31, 2016 compared to the year ended January 31, 2015. The increase was primarily due to a $32.7 million increase in personnel costs, including stock-based compensation, resulting from headcount growth, a $7.1 million increase in commission expense related to higher sales, a $5.1 million increase in advertising and tradeshow expenses, and a $2.5 million increase in allocated overhead resulting from higher facilities utilization.

General and Administrative

General and administrative expense increased by $5.4 million, or 17%, during the year ended January 31, 2016 compared to the year ended January 31, 2015. The increase was primarily due to a $5.3 million increase in personnel costs, including stock-based compensation, resulting from headcount growth.

Interest Income and Other Expense, Net

	Year Ended January 31,
	2016	2015	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Interest income, net	$240	$139	$101	73%
Other expense, net	(656)	(2,071)	1,415	(68)%

Other income (expense), net consisted primarily of gains (losses) from the remeasurement of our foreign currency denominated assets. The decrease in the losses from the remeasurement of our foreign currency denominated assets during the year ended January 31, 2016 compared to the year ended January 31, 2015 resulted from realized gains from our foreign currency forward contracts, partially offset by the appreciation of the U.S. dollar against the Euro, British pound sterling, Australian dollar, and Canadian dollar. We entered into foreign currency forward contracts that generally mature within 30 days to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. For the year ended January 31, 2016 and 2015, we recognized $0.2 million and $0.7 million in realized gains related to foreign currency forward contracts, respectively.

Provision for Income Taxes

	Year Ended January 31,
	2016	2015	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Provision for income taxes	$1,017	$837	$180	22%

The increase in the provision for income taxes during the year ended January 31, 2016 compared to the year ended January 31, 2015 was primarily due to an increase in foreign taxes related to intercompany cost plus agreements with our international subsidiaries.

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

Cost of revenue increased by $34.7 million, or 79%, during the year ended January 31, 2015 compared to the year ended January 31, 2014. The increase in cost of product revenue was driven primarily by higher product sales. The increase in cost of product revenue was also impacted by higher costs of $3.0 million in our manufacturing operations, primarily driven by personnel costs, including stock-based compensation, associated with increased headcount, and an increase in allocated overhead resulting from higher facilities utilization. The increase in cost of support and service revenue was primarily attributable to higher costs of $6.5 million in our global end-customer support organization, which was primarily driven by personnel costs, stock-based compensation, associated with increased headcount and an increase in allocated overhead resulting from higher facilities utilization.

Gross margin increased from 64.8% during the year ended January 31, 2014 to 65.3% during the year ended January 31, 2015. Our gross margin improvement from the prior year was driven by increases in both product and support and service margins. Product gross margin increased by 0.4 percentage points from 67.9% to 68.3% during the year ended January 31, 2015 compared to the year ended January 31, 2014. The majority of the improvement in product gross margin from the prior year was due to continuing operational leverage and efficiencies in our supply chain infrastructure as well as improving manufacturing yield and quality. Support and service gross margin increased by 7.1 percentage points from 38.2% to 45.3% during the year ended January 31, 2015 compared to the year ended January 31, 2014. The improvements in support and service gross margin from the prior year were driven by increased revenue from our larger base of end-customers and economies of scale from our support organization, enabled by the automation capabilities of InfoSight.

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

Research and Development

Research and development expense increased by $35.1 million, or 100%, during the year ended January 31, 2015 compared to the year ended January 31, 2014. The increase was primarily due to a $27.6 million increase in personnel costs, including stock-based compensation, resulting from headcount growth to support further development of our storage products, a $3.4 million increase in allocated overhead resulting from higher facilities utilization, and a $1.7 million increase in depreciation expense from property and equipment purchases as we further invest in our laboratory and test infrastructure.

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

Other income (expense), net consisted primarily of gains (losses) from the remeasurement of our foreign currency denominated assets. The increase in the losses from the remeasurement of our foreign currency denominated assets during the year ended January 31, 2015 compared to the year ended January 31, 2014 resulted from higher non-U.S. dollar denominated net asset balances due to increased international expansion, and the appreciation of the U.S. dollar against the Euro, British pound sterling, Australian dollar, and Canadian dollar. In November 2014, we entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. For the year ended January 31, 2015, we recognized $0.7 million in gains related to foreign currency forward contracts.

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

Liquidity and Capital Resources

	As of January 31,
	2016	2015	2014
	(in thousands)
Cash and cash equivalents	$211,160	$208,394	$208,486

	Year Ended January 31,
	2016	2015	2014
	(dollars in thousands)
Cash provided by (used in) operating activities	$5,755	$5,376	$(6,742)
Cash used in investing activities	(25,514)	(20,903)	(17,486)
Cash provided by financing activities	23,018	15,684	183,501
Foreign exchange impact on cash and cash equivalents	(493)	(249)	8

Net increase (decrease) in cash and cash equivalents	$2,766	$(92)	$159,281

Other Financial and Operational Metrics:
Days Sales Outstanding	43	36	39
Days Sales Inventory(1)	48	42	41

(1)	Average number of days we hold our inventory before sale. This is calculated by taking the average beginning and ending inventory divided by total cost of revenue excluding stock-based compensation for the periods presented.

At January 31, 2016, our cash and cash equivalents were $211.2 million, of which approximately $4.4 million was held outside of the United States and not immediately available to fund domestic operations and obligations. We do not enter into investments for trading or speculative purposes.

In October 2013, we entered into an agreement with Wells Fargo Bank, National Association, or Wells Fargo, to provide a secured revolving credit facility, or the Credit Facility, that allows us to borrow up to $15.0 million for general corporate purposes. There was a $0.9 million reduction of the available line related to a letter of credit issued in July 2014 for our facility lease in North Carolina. In April 2015, we increased our letter of credit from $0.9 million to $1.1 million, with the landlord named as the beneficiary. In January 2016, there was a $3.9 million reduction of the available line related to a letter of credit issued for our headquarters facility lease in California, with the landlord named as the beneficiary. This replaced the letter of credit with another bank and was collateralized with our restricted cash. As a result, the restricted cash was released to our cash balance and presented as an investing cash inflow during the year ended January 31, 2016. As of January 31, 2016, the remaining Credit Facility available for borrowings was $10.0 million. The Credit Facility was renewed in September 2014 for an incremental two-year period and now expires in October 2016. As of January 31, 2016, no amounts had been drawn against the Credit Facility and we were in compliance with all covenants associated with the Credit Facility.

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

Operating Activities

During the year ended January 31, 2016, cash provided by operating activities was $5.8 million. The primary factors affecting our cash flows from operations during this period were our net loss of $120.1 million, partially offset by non-cash charges of $83.3 million for stock-based compensation, and

$15.6 million for depreciation of our property and equipment, and net cash flows of $26.9 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was a $40.4 million increase in deferred revenue due to higher sales of support and service contracts and a $6.7 million increase in accounts payable and accrued liabilities as a result of increase in inventory purchases and timing of payments. This was partially offset by the increase of $15.2 million in accounts receivable which was attributable to increased sales, a $3.9 million increase in inventories, a $0.8 million increase in short term restricted cash, and a $0.7 million increase in prepaid expenses. We expect operating cash flows to continue to be affected by timing of sales and timing of collections.

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

During the year ended January 31, 2014, cash used in operating activities was $6.7 million. The primary factors affecting our cash flows from operations during this period were our net loss of $43.1 million, partially offset by non-cash charges of $9.1 million for stock-based compensation, $4.2 million for depreciation of our property and equipment, and net cash flows of $22.6 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was a $22.6 million increase in deferred revenue due to higher sales of support and service contracts, a $7.5 million increase in accounts payable and accrued liabilities, a $4.1 million increase in accounts receivable, a $2.2 million increase in prepaid expenses and a $1.3 million increase in inventories.

Investing Activities

Cash used in investing activities during the year ended January 31, 2016 was $25.5 million, primarily resulting from $29.4 million for purchase of property and equipment due to an increase in expansion of our research and development for our new products including our new All Flash arrays and overall infrastructure. This was partially offset by the release of the letter of credit which was a prior condition of our facility lease agreement on our corporate headquarters. We expect to continue to make such purchases of property and equipment to support the continued growth of our business.

Cash used in investing activities during the year ended January 31, 2015 was $20.9 million, primarily resulting from $20.8 million used to purchase property and equipment due to an increase in expansion of our research and development and leasehold improvements related to our corporate headquarters and other facility locations.

Cash used in investing activities during the year ended January 31, 2014 was $17.5 million, primarily resulting from $13.6 million used to purchase property and equipment due to an increase in expansion of our research and development and leasehold improvements related to our corporate headquarters, and a $3.9 million increase in restricted cash related to a condition of our facility lease agreement of our corporate headquarters that required us to maintain a letter of credit, with the landlord named as the beneficiary.

Financing Activities

During the year ended January 31, 2016, financing activities provided $23.0 million in cash, primarily resulting from $14.3 million of proceeds from issuance of common stock under our 2013 Employee Stock Purchase Plan, or ESPP, and $8.1 million of proceeds from the exercise of stock options, net of repurchases of unvested early exercised shares.

During the year ended January 31, 2015, financing activities provided $15.7 million in cash, primarily resulting from $9.2 million of proceeds from issuance of common stock under our ESPP, and $7.7 million of proceeds from the exercise of stock options, net of repurchases of unvested early exercised shares, partially offset by $1.3 million payment of issuance costs related to our initial public offering in December 2013.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of January 31, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating leases(1)	$42,476	$7,732	$14,188	$14,050	$6,506
Purchase commitments(2)	31,661	31,661	—	—	—
License commitments(3)	4,742	2,754	1,988	—	—
Asset retirement obligations(4)	335	—	12	—	323

Total	$79,214	$42,147	$16,188	$14,050	$6,829

(1)	We have several operating leases in the US and at various international locations. This includes a 96-month lease commenced on November 1, 2013 for a 164,608 square feet facility for our headquarters in San Jose, California, and an 84-month lease commenced on August 1, 2014 for an 86,895 square feet facility for our North Carolina office. Future minimum commitments under these operating leases are as follows (in thousands):

Years ending January 31:
2017	$7,732
2018	7,203
2019	6,985
2020	6,940
2021	7,110
Thereafter	6,506

$42,476

(2)	As of January 31, 2016, we had purchase commitments of $31.7 million to fulfill inventory requirements.

(3)	During the year ended January 31, 2016, we entered into several additional non-cancelable one to three-year software license and service agreements for the internal use of software and services for desktop applications, and productivity and customer relationship management.

(4)	As of January 31, 2016 and 2015, we had asset retirement obligations of $0.3 million associated with our facility lease in California, which expires in October 2021. This obligation is included in other noncurrent liabilities in the consolidated balance sheet as of January 31, 2016.

Off-Balance Sheet Arrangements

As of January 31, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Segment and Geographic Information

We have one primary business activity and operate in one reportable segment. See Note 11. Segments in the “Notes to Consolidated Financial Statements” in Item 8 of Part II of this Annual Report on Form 10-K for a full description.

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

The combination of our higher non-U.S. dollar denominated net asset balances from increased international expansion, primarily in our U.S. entity, and the foreign currency fluctuations, net of hedging, caused us to recognize transaction losses of $0.7 million and $2.1 million during the years ended January 31, 2016 and 2015, respectively, in other expense, net, in the consolidated statements of operations. The $0.7 million in foreign exchange transaction losses recognized for the year ended January 31, 2016 was net of $0.2 million in gains from foreign currency forward contracts which we entered during the year ended January 31, 2016. In November 2014, we entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally have an original maturity term of one month. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact hedging activities could have on our results of operations. The fair value of foreign currency forward contracts outstanding as of January 31, 2016 was a gain of $58,000.

Interest Rate Risk

We had cash and cash equivalents of $211.2 million as of January 31, 2016, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

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

Revenue Recognition

We generate revenue from sales of software-enabled storage products and related support. Our software that is integrated on the storage products is more than incidental, and functions together with the storage product to deliver its essential functionality. We also offer an optional support plan (typically one to five years). The support plan includes automated support (Proactive Wellness), bug fixes, updates and upgrades to product firmware and our management platform, including InfoSight, telephone support and expedited delivery times for replacement hardware parts. While support is not contractually mandatory, substantially all products shipped have been purchased together with a support plan. We also periodically sell optional installation services with our products that are not essential to the functionality of the storage product.

Substantially all of our end-customer arrangements contain multiple deliverables. As a result, we account for the revenue for these sales in accordance with Accounting Standards Codification (ASC) 605-25 Revenue Recognition – Multiple Element Arrangements. Arrangements are divided into separate units of accounting based on whether the delivered items have stand-alone value. In our typical end-customer arrangements, we consider the following to be separate units of accounting: the storage product (together with the integrated software), support services and installation services. We have determined that each unit of accounting has stand-alone value because they are sold separately by us or could be resold by an end-customer on a stand-alone basis. We allocate the total consideration to all deliverables based on our determination of the units of accounting and their relative selling prices.

As we have not yet established vendor-specific objective evidence, or VSOE, or identified third-party evidence of fair value for our storage product (together with the integrated software) and installation services, we use the best estimate of the selling price, or BESP, of each deliverable to allocate the total arrangement fee among the separate units of accounting. Our process to determine BESP for our products and installation services is based on qualitative and quantitative considerations of multiple factors, which primarily include historical stand-alone sales, margin objectives and discount behavior. Additional considerations are given to factors such as end-customer demographics, competitive alternatives, anticipated sales volume, costs to manufacture products or provide services, pricing practices and market conditions.

We have established VSOE of fair value for support services based on stand-alone renewals offered to our end-customers, and allocate the fair value of consideration related to support services based on VSOE of fair value for our support services.

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

In November 2014, we announced our SoD service offering, for enterprises and service providers managing storage in cloud environments. Under this pay-as-you-go subscription model, end-customers are generally billed on a monthly basis based on the amount of data consumed during the month. The SoD service offering includes all support services such as InfoSight. Revenue is recognized as services are performed. SoD revenue is recognized in support and service revenue in the consolidated statements of operations.

Stock-Based Compensation

Compensation expense related to stock-based transactions, including employee and non-employee director stock options, is measured and recognized in the financial statements based on the fair value of the awards granted. The fair value of each option award and purchases under our ESPP is estimated on the grant date using the Black-Scholes-Merton option-pricing model. Stock-based compensation expense is recognized, net of forfeitures, over the requisite service periods of the awards, which is generally four years for stock options, and six months to two years for stock purchased under our ESPP.

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

We estimate the fair value of the restricted stock units, or RSUs, using the closing market price of our common stock on the date of grant. RSUs typically vest over a four-year period.

We issue RSUs to certain employees, which are based on the Company meeting certain performance thresholds. We estimate the fair value of these performance based RSUs using the closing market price of our common stock on the date of grant. We assess the probability of the amount of these RSUs expected to vest based on our estimated achievement of performance thresholds for each reporting period until the total shares granted are determined.

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

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In addition, deferred tax assets are recorded for the future benefit of utilizing NOLs and research and development credit carryforwards. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Inventory Valuation

Our inventories are stated at the lower of cost (on a first-in, first-out method), or market value. A provision is recorded to adjust inventory to its estimated realizable value when inventory is determined to be in excess of anticipated demand or obsolete. In determining the provision, we also consider estimated recovery rates based on the nature of the inventory. Factors influencing these adjustments include technological changes, product life cycles, and development plans.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Nimble Storage, Inc.

We have audited the accompanying consolidated balance sheets of Nimble Storage, Inc. as of January 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nimble Storage, Inc. at January 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nimble Storage, Inc.‘s internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 31, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

March 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Nimble Storage, Inc.

We have audited Nimble Storage, Inc.‘s internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Nimble Storage, Inc.‘s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Nimble Storage, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nimble Storage, Inc. as of January 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2016 of Nimble Storage, Inc. and our report dated March 31, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

March 31, 2016

Nimble Storage, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	As of January 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$211,160	$208,394
Restricted cash, current	793	—
Accounts receivable, net of allowance for doubtful accounts of $25 and $0 as of January 31, 2016 and 2015, respectively	50,432	35,271
Inventories	15,994	11,981
Prepaid expenses and other current assets	5,212	4,974

Total current assets	283,591	260,620
Property and equipment, net	47,404	36,716
Restricted cash, non-current	74	3,983
Other long-term assets	680	255

Total assets	$331,749	$301,574

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,330	$19,799
Accrued compensation and benefits	19,325	21,128
Deferred revenue, current portion	54,580	34,246
Other current liabilities	8,933	8,063

Total current liabilities	107,168	83,236
Deferred revenue, non-current portion	60,265	40,200
Other long-term liabilities	8,708	9,566

Total liabilities	176,141	133,002

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 5,000 shares authorized, no shares issued and outstanding as of January 31, 2016 and 2015	—	—
Common stock, par value of $0.001 per share; 750,000 shares authorized as of January 31, 2016 and 2015, respectively; 82,120 and 76,191 shares issued and outstanding as of January 31, 2016 and 2015, respectively	75	71
Additional paid-in capital	476,271	368,689
Accumulated other comprehensive loss	(731)	(250)
Accumulated deficit	(320,007)	(199,938)

Total stockholders’ equity	155,608	168,572

Total liabilities and stockholders’ equity	$331,749	$301,574

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended January 31,
	2016	2015	2014
Revenue:
Product	$265,602	$198,129	$112,812
Support and service	56,613	29,544	12,921

Total revenue	322,215	227,673	125,733
Cost of revenue:
Product	86,506	62,780	36,231
Support and service	26,129	16,173	7,980

Total cost of revenue	112,635	78,953	44,211
Gross profit	209,580	148,720	81,522
Operating expenses:
Research and development	93,990	70,338	35,247
Sales and marketing	197,979	143,575	75,107
General and administrative	36,247	30,884	13,737

Total operating expenses	328,216	244,797	124,091

Loss from operations	(118,636)	(96,077)	(42,569)
Interest income, net	240	139	21
Other expense, net	(656)	(2,071)	(150)

Loss before provision for income taxes	(119,052)	(98,009)	(42,698)
Provision for income taxes	1,017	837	425

Net loss	(120,069)	(98,846)	(43,123)
Accretion of redeemable convertible preferred stock	—	—	(36)

Net loss attributable to common stockholders	$(120,069)	$(98,846)	$(43,159)

Net loss per share attributable to common stockholders, basic and diluted	$(1.52)	$(1.37)	$(1.61)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	78,932	72,304	26,772

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended January 31,
	2016	2015	2014
Net loss	$(120,069)	$(98,846)	$(43,123)
Other comprehensive income (loss), net of taxes:
Change in cumulative translation adjustment	(481)	(275)	8

Comprehensive loss	$(120,550)	$(99,121)	$(43,115)

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Accumu- lated Other Compre- hensive Income (Loss)	Accumu- lated Deficit	Total Stock- holders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 31, 2013	38,868	$98,559	21,388	$17	$5,835	$(1,562)	$17	$(57,969)	$(53,662)
Accretion of redeemable convertible preferred stock to redemption value	—	36	—	—	(36)	—	—	—	(36)
Issuance of common stock upon initial public offering, net of issuance costs of $3,973	—	—	9,200	9	175,693	—	—	—	175,702
Conversion of preferred stock into shares of common stock	(38,868)	(98,595)	38,868	39	98,556	—	—	—	98,595
Issuance of common stock upon stock option exercises, net of repurchases	—	—	2,187	2	1,484	—	—	—	1,486
Repayment of notes receivable from stockholders	—	—	—	—	—	1,562	—	—	1,562
Vesting of early exercise of stock options	—	—	—	—	2,005	—	—	—	2,005
Stock-based compensation	—	—	—	—	9,149	—	—	—	9,149
Net loss	—	—	—	—	—	—	8	(43,123)	(43,115)

Balance at January 31, 2014	—	—	71,643	67	292,686	—	25	(101,092)	191,686
Issuance costs for initial public offering	—	—	—	—	(283)	—	—	—	(283)
Issuance of common stock upon stock option exercises, net of repurchases	—	—	3,508	3	7,671	—	—	—	7,674
Issuance of common stock for settlement of restricted stock units (RSUs)	—	—	532	—	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(3)	—	(125)	—	—	—	(125)
Issuance of common stock under employee stock purchase plan	—	—	511	1	9,226	—	—	—	9,227
Vesting of early exercise of stock options	—	—	—	—	2,340	—	—	—	2,340
Tax benefit from employee stock plans	—	—	—	—	163	—	—	—	163
Stock-based compensation	—	—	—	—	57,011	—	—	—	57,011
Net loss	—	—	—	—	—	—	(275)	(98,846)	(99,121)

Balance at January 31, 2015	—	—	76,191	71	368,689	—	(250)	(199,938)	168,572
Issuance of common stock upon stock option exercises, net of repurchases	—	—	3,241	3	8,205	—	—	—	8,208
Issuance of common stock for settlement of restricted stock units (RSUs)	—	—	1,920	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	768	1	14,320	—	—	—	14,321
Vesting of early exercise of stock options	—	—	—	—	1,265	—	—	—	1,265
Tax benefit from employee stock plans	—	—	—	—	550	—	—	—	550
Stock-based compensation	—	—	—	—	83,242	—	—	—	83,242
Net loss	—	—	—	—	—	—	(481)	(120,069)	(120,550)

Balance at January 31, 2016	—	$—	82,120	$75	$476,271	$—	$(731)	$(320,007)	$155,608

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended January 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(120,069)	$(98,846)	$(43,123)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	15,598	8,753	4,177
Stock-based compensation expense	83,304	57,067	9,149
Loss on disposal of property and equipment	182	—	148
Provision (recoveries) for allowance for doubtful accounts	25	(32)	104
Allowance for inventory reserves	157	(101)	252
Changes in operating assets and liabilities:
Accounts receivable	(15,186)	(17,563)	(4,055)
Inventories	(3,930)	(6,158)	(1,305)
Prepaid expenses and other assets	(663)	(1,841)	(2,182)
Short term restricted cash	(793)	—	—
Accounts payable	7,661	8,451	333
Deferred revenue	40,399	40,937	22,613
Accrued and other liabilities	(930)	14,709	7,147

Net cash provided by (used in) operating activities	5,755	5,376	(6,742)
Cash flows from investing activities:
Purchase of property and equipment	(29,423)	(20,820)	(13,613)
Proceeds from sale of property and equipment	—	—	27
Change in restricted cash	3,909	(83)	(3,900)

Net cash used in investing activities	(25,514)	(20,903)	(17,486)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	(1,310)	176,729
Proceeds from exercise of stock options, net of repurchases	8,146	7,729	5,201
Proceeds from issuance of stock under employee stock purchase plan	14,321	9,227	—
Excess tax benefit from employee stock plans	551	163	—
Proceeds from repayment of loans from stockholders	—	—	1,571
Payment of taxes related to net settlement of restricted stock units	—	(125)	—

Net cash provided by financing activities	23,018	15,684	183,501
Foreign exchange impact on cash and cash equivalents	(493)	(249)	8

Net increase (decrease) in cash and cash equivalents	2,766	(92)	159,281
Cash and cash equivalents, beginning of period	208,394	208,486	49,205

Cash and cash equivalents, end of period	$211,160	$208,394	$208,486

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$594	$394	$37
Cash paid for interest	105	23	—
Supplemental disclosure of noncash investing and financing activities:
Purchase of property and equipment not yet paid	$3,505	$6,279	$1,608
Vesting of early exercised stock options	1,265	2,340	2,005

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Description of Business

Nimble Storage, Inc., or the Company was incorporated in the state of Delaware in November 2007. The Company’s enduring mission is to engineer and deliver the industry’s most efficient flash storage platform. The Company’s Predictive Flash platform is comprised of a Unified Flash Fabric that provides a single consolidation architecture with common data services across a portfolio of All Flash and Adaptive Flash arrays and InfoSight predictive analytics with integrated support and service offerings. The Company is headquartered in San Jose, California, with employees in several international locations, including the United Kingdom, Australia, Canada, Germany, and Singapore.

Basis of Presentation and Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and include the consolidated accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

The Company performs ongoing credit evaluations of its end-customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company’s policy is to maintain an allowance for doubtful accounts based upon the expected collectability of its accounts receivable, which takes into consideration specific end-customer creditworthiness and current economic trends. During the third and fourth quarters of the year ended January 31, 2014, the Company consolidated the majority of its North American sales to three distributors, and as a result, accounts receivable and revenue increased in concentration. The majority of previous value added resellers, or VARs, are now purchasing from the Company’s distributors. Of all the Company’s customers, which include direct end-customers, VARs and distributors, the following distributors individually accounted for more than 10% of the Company’s accounts receivable and revenue at the end of and for each period presented:

	% of Accounts Receivable		% of Revenue
	As of January 31,		Year Ended January 31,
	2016	2015	2016	2015	2014
Customer A	41%	44%	41%	48%	16%
Customer B	26%	18%	22%	*	*
Customer C	*	16%	16%	21%	*

*	Represents less than 10%.

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

Foreign currency denominated transactions are initially recorded and re-measured at the end of each period using the applicable exchange rate in effect. Foreign currency re-measurement losses are recognized in other expense, net, in the consolidated statements of operations. Foreign currency re-measurement net losses recognized were $0.7 million, $2.1 million, and $0.1 million for the years ended January 31, 2016, 2015, and 2014, respectively. For the year ended January 31, 2016 and 2015, the $0.7 million and $2.1 million net losses from foreign currency remeasurement included $0.2 million and $0.7 million gains related to foreign currency forward contracts, respectively.

Fair Value

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximates fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist principally of cash accounts and investments in money market accounts.

Restricted Cash

Beginning January 2016, the Company was required to maintain a monthly balance of $0.8 million for its employee medical and dental self-funded reimbursement plan. This restricted cash balance has been excluded from the Company’s cash and cash equivalents balance and is classified as restricted cash, current on the Company’s consolidated balance sheets. As of January 31, 2016, the amount of restricted cash, current was $0.8 million.

As a condition of the Company’s headquarters facility lease agreement, the Company was required to maintain a letter of credit of $3.9 million, with the landlord named as the beneficiary. In January 2016, the Company cancelled the letter of credit and instead substituted the letter of credit through a line of credit obtained from Wells Fargo. As a consequence, the restricted cash was released.

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. An allowance for doubtful accounts is calculated based on the aging of the Company’s trade receivables, historical experience, and management judgment. The Company writes off trade receivables against the allowance when management determines a balance is uncollectible and no longer actively pursues collection of the receivable. As of January 31, 2016 and 2015, the allowance for doubtful accounts was $25,000 and $0, respectively.

Inventories

Inventories consist primarily of raw materials related to component parts, finished goods, which include both inventory held for sale and service inventory held at service depots in support of end-customer service agreements, and end-customer evaluation inventory. Service inventory held at service depots was $5.6 million and $4.1 million as of January 31, 2016 and 2015, respectively.

The following is a summary of the Company’s inventories, net of inventory provisions recorded to adjust inventory to its estimated realizable value, by major category (in thousands):

	As of January 31,
	2016	2015
Raw materials	$2,296	$2,383
Finished goods	9,005	6,871
Evaluation inventory	4,693	2,727

	$15,994	$11,981

Inventory values are stated at the lower of cost (on a first-in, first-out method), or market value. A provision is recorded to adjust inventory to its estimated realizable value when inventory is determined to be in excess of anticipated demand or obsolete. In determining the provision, the Company also considers estimated recovery rates based on the nature of the inventory. Inventory write-downs are charged to the provision for inventory, which is a component of the Company’s cost of revenue. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In addition, inventory reserves, which consist of mainly reserves for service inventory, were $4.5 million and $2.3 million as of January 31, 2016 and 2015, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Demonstration units are not sold and are transferred from inventory at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Property and Equipment	Useful Life
Computer equipment, lab equipment, software and Storage on Demand equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term
Demonstration equipment	2 years

Repairs and maintenance are expensed as incurred.

The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which is generally three years.

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

Warranties

The Company provides a standard one-year warranty for hardware components covering material defects in materials and workmanship. In addition, the Company provides a 90-day warranty on the embedded software in its products for non-conformance with documented specifications. The Company accrues for estimated warranty costs based upon historical experience, and periodically assesses the adequacy of its recorded warranty liability at the end of each period. These costs are expensed as incurred and included in cost of product revenue in the Company’s consolidated statements of operations. In addition, failed parts recovered from end-customers are submitted to the Company’s suppliers for repair or replacement. These cost recoveries are offset against the Company’s warranty costs. The Company records warranty liability in other current liabilities in its consolidated balance sheet. As of January 31, 2016, the Company’s warranty liability was not material.

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

Substantially all of the Company’s end-customer arrangements contain multiple deliverables. As a result, the Company accounts for the revenue for these sales in accordance with Accounting Standards Codification (ASC) 605-25 Revenue Recognition—Multiple Element Arrangements. Arrangements are divided into separate units of accounting based on whether the delivered items have stand-alone value. In its typical end-customer arrangements, the Company considers the following to be separate units of accounting: the storage product (together with the integrated software), support services and installation services. The Company has determined that each unit of accounting has stand-alone value because they are sold separately by the Company or could be resold by an end-customer on a stand-alone basis. The Company allocates the total consideration to all deliverables based on its determination of the units of accounting and their relative selling prices.

As the Company has not yet established vendor-specific objective evidence, or VSOE, or identified third-party evidence of fair value for its storage product (together with the integrated software) and installation services, it uses the best estimate of the selling price, or BESP, of each deliverable to allocate the total arrangement fee among the separate units of accounting. The Company’s process to determine its BESP for its products and installation services is based on qualitative and quantitative considerations of multiple factors, which primarily include historical stand-alone sales, margin objectives, and discount behavior. Additional considerations are given to factors such as end-customer demographics, competitive alternatives, anticipated sales volume, costs to manufacture products or provide services, pricing practices, and market conditions.

The Company has established VSOE of fair value for support services based on stand-alone renewals offered to its end-customers, and allocates the fair value of consideration related to support services based on VSOE of fair value for its support services.

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

It is the Company’s practice to identify an end-customer from its distributors prior to shipment. In the majority of instances, products are shipped directly to the end-customers. For certain end-customer orders, products are shipped to resellers, distributors and third-party systems integrators for various reasons including importing of products to non-U.S. countries and systems integration (e.g. SmartStack integrations) prior to shipment to the end-customer or the end-customer specified location. Assuming all other revenue recognition criteria have been met, the Company generally recognizes revenue upon shipment from its origin location in California, as title and risk of loss are transferred at that time. For certain distributors, title and risk of loss is transferred upon delivery to the end-customer and revenue is recognized after delivery has been completed. The Company’s arrangements with distributors do not contain rights of return, subsequent price discounts, price protection or other allowances for shipments completed.

The majority of the Company’s deferred revenue consists of the unrecognized portion of revenue from sales of its support and service contracts. The Company records amounts to be recognized during the twelve months following the balance sheet date in deferred revenue, current portion in the consolidated balance sheets, and the remainder in deferred revenue, non-current portion in the consolidated balance sheets. As of January 31, 2016, the weighted average remaining contract period related to non-current deferred revenue was approximately 2.2 years.

In November 2014, the Company announced its Storage on Demand, or SoD, service offering, for enterprises and service providers managing storage in cloud environments. Under this pay-as-you-go subscription model, end-customers are generally billed on a monthly basis based on the amount of data consumed during the month. The SoD service offering includes all support services such as InfoSight. Revenue is recognized as services are performed. SoD revenue is recognized in support and service revenue in the consolidated statements of operations.

Shipping Costs

Shipping charges billed to end-customers are included in product revenue and the related shipping and handling costs are included in cost of revenue.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs for the years ended January 31, 2016, 2015 and 2014 were $6.6 million, $3.0 million and $1.2 million, respectively.

Stock-Based Compensation

The Company determines the fair value of its stock options and shares of common stock to be issued related to its 2013 Employee Stock Purchase Plan, or the ESPP, on the date of grant utilizing the Black-Scholes-Merton option-pricing model, and is impacted by the fair value of its common stock, as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected common stock price volatility over the term of the option awards, the expected term of the awards, risk-free interest rates and expected dividend yield. The Company generally recognizes compensation expense for stock option grants and ESPP on a straight-line basis over the requisite service period, which is generally four years for stock options, and six months to two years for ESPP. Stock-based compensation expense recognized at fair value includes the impact of estimated forfeitures.

Stock-based compensation cost for restricted stock units, or RSUs, is measured based on the fair value of the underlying shares on the date of grant. The RSUs generally vest over the requisite service period. The fair value of RSUs is determined by the estimated fair value of the Company’s common stock at the time of grant. Stock-based compensation expense is recognized at fair value and includes the impact of estimated forfeitures.

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

Derivative Financial Instruments

During the year ended January 31, 2015, the Company entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are offset with the gains and losses on the forward contracts. The Company does not enter into foreign currency forward contracts for trading or speculative purposes. These instruments are marked to market through earnings every period and generally are one month in original maturity. The net gains or losses from the settlement of these foreign currency forward contracts are recorded in other expense, net in the consolidated statements of operations.

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

On December 13, 2013, all shares of redeemable convertible preferred stocks were converted to common stock.

The following table sets forth the computation of net loss per share (in thousands, except per share amounts):

	Year Ended January 31,
	2016	2015	2014
Numerator:
Net loss	$(120,069)	$(98,846)	$(43,123)
Add: accretion of redeemable convertible preferred stock	—	—	(36)

Net loss attributable to common stockholders	$(120,069)	$(98,846)	$(43,159)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	78,932	72,304	26,772

Net loss per share—basic and diluted	$(1.52)	$(1.37)	$(1.61)

The following potentially dilutive securities were excluded (as common stock equivalents) from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive (in thousands):

	As of January 31,
	2016	2015	2014
Unvested restricted stock units	9,902	5,743	626
Shares subject to options to purchase common stock	8,593	12,360	16,329
Employee stock purchase plan	1,205	320	—
Unvested early exercised common shares	184	704	1,593

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, released an Accounting Standard Update, or ASU, that requires the recognition of lease assets and lease liabilities by lessees for operating leases. The standard will be effective for the Company for its first quarter of fiscal 2020, and early adoption is permitted. The Company is currently evaluating adoption methods and whether this standard will have a material impact on its consolidated financial statements and related disclosures.

In November 2015, the FASB released an ASU, Balance Sheet Classification of Deferred Taxes, which is intended to simplify and improve how deferred taxes are classified on the balance sheet. The guidance in this ASU eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet and now requires entities to classify all deferred tax assets and liabilities as noncurrent. The standard is effective for the Company for its first quarter of fiscal 2018, though early adoption is permitted. The standard is a change in balance sheet presentation only. The Company early adopted this ASU in fiscal 2016. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued amendments to simplify the measurement of inventory. Under the amendments, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The guidance defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation”. No other changes were made to the current guidance on inventory measurement. The amendments are effective for the Company for its first quarter of fiscal 2018, although early adoption is permitted. The Company is currently evaluating the effect of the updated standard on its consolidated financial statements and related disclosures.

In April 2015, the FASB released an ASU on fees paid in a cloud computing arrangement. The standard requires customers in a cloud computing arrangement to evaluate whether the arrangement includes a software license. If the arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The standard will be effective for the Company for its first quarter of fiscal 2017, and will be applied on either a prospective or retrospective basis. The Company is currently evaluating adoption methods, but does not anticipate this standard will have a material impact on its consolidated financial statements and related disclosures.

In May 2014, the FASB released an ASU, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition and permits the use of either the retrospective or cumulative effect transition method. The Company is required to adopt this standard starting February 1, 2018. Early adoption to the original public company adoption timelines is permitted. The Company has not yet selected a transition method and is currently in the process of determining the impact on its consolidated financial statements and related disclosures.

3. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, to measure the fair value:

•	Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs are quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices that are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments.

•	Level 3—Inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.

Beginning November 2014, the Company entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. These are not designated hedge instruments. These instruments are marked to market through earnings every period and generally have an original maturity period of one month. These instruments are classified within level 2 of the fair value hierarchy. The Company’s derivative assets and derivative liabilities as of January 31, 2016 and 2015 are as follows (in thousands):

	As of January 31, 2016		As of January 31, 2015
	Nominal Amount	Fair Value Gain (Loss)	Nominal Amount	Fair Value Gain (Loss)
Forward Contracts:
Purchased	$—	$—	$—	$—
Sold	$14,535	$58	$17,324	$(59)

4. Balance Sheet Components

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2016	2015
Computer equipment	$14,012	$9,226
Lab equipment	28,734	17,768
Software	5,470	3,443
Furniture and fixtures	4,497	3,287
Leasehold improvements	17,514	14,461
Construction in progress	3,692	1,223
Demonstration equipment	2,287	1,256

Total property and equipment	76,206	50,664
Less: accumulated depreciation	(28,802)	(13,948)

Total property and equipment, net	$47,404	$36,716

Depreciation expense related to property and equipment for the years ended January 31, 2016, 2015 and 2014 was $15.6 million, $8.8 million and $4.2 million, respectively.

5. Employee Loans

During the years ended January 31, 2011 and 2012, the Company issued full recourse loans to two employees to facilitate the exercise of their stock options. The first of these loans was issued in December 2011 with a principal amount of $1.0 million and an interest rate of at 1.3% per annum. The loan was contractually due and payable in full in December 2020 or upon such earlier date that the Company files a registration statement related to an initial public offering. The second of these loans was issued in June 2012 with a principal amount of $0.4 million and an interest of 2.3% per annum. The loan was contractually due and payable in full in June 2020 or upon such earlier date that the Company files a registration statement related to an initial public offering. The principal loan amount and the accrued interest were $1.6 million as of January 31, 2013, and were reported as a deduction from stockholders’ equity (deficit) on the Company’s consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit). Both of these loans and related interest were repaid in full in August 2013.

6. Commitments and Contingencies

Leases

The Company leases its facilities under various noncancelable operating leases with fixed rental payments. Rent expense totaled $6.2 million, $5.3 million and $3.1 million for the years ended January 31, 2016, 2015 and 2014, respectively. Future minimum commitments under these operating leases as of January 31, 2016 were as follows (in thousands):

Years ending January 31:
2017	$7,732
2018	7,203
2019	6,985
2020	6,940
2021	7,110
Thereafter	6,506

$42,476

In July 2014, the Company entered into a facility lease agreement for its North Carolina office. The 84-month lease commenced on August 1, 2014. Total rent, including common area maintenance expense and fixed operating expense, payable over the lease period is $5.0 million. As part of the lease agreement, the Company received $1.4 million in tenant improvements allowance during the year ended January 31, 2016. This allowance was included in the calculation of rent expense and related deferred rent balances. In December 2014, the Company amended the lease agreement for its North Carolina office giving the Company access to an additional space on February 1, 2016 through the same term as the original facility lease. As part of the lease amendment, the Company will receive an allowance of $1.0 million for tenant improvements.

In April 2013, the Company entered into a facility lease agreement for its headquarters in San Jose, California. The 96-month lease commenced on November 1, 2013. Total rent, including operating expenses, payable over the lease period is $35.5 million. As part of the lease agreement, the Company received $4.9 million in tenant improvement allowance during the year ended January 31, 2014. This allowance was included in the calculation of rent expense and related deferred rent balances. As a condition of the lease agreement, the Company is required to maintain a letter of credit of $3.9 million, with the landlord named as the beneficiary. The Company has the option to extend the term of the lease for an additional period of 60 months.

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

On December 17, 2015, a purported securities class action entitled Vikramkumar v. Nimble Storage, Inc., et al. was filed in the United States District Court for the Northern District of California, against the Company and certain of its officers and directors. A second purported securities class action entitled Guardino v. Nimble Storage, Inc., et al. was filed on December 23, 2015, and a third purported class action entitled Madhani v. Nimble Storage, Inc., et al. was filed on February 5, 2016, also in the Northern District of California against the same parties. The complaints in the three actions allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly misleading statements regarding the Company’s business and financial results. On March 28, 2016, the Court ordered that the three actions be consolidated under the caption In re Nimble Storage, Inc. Securities Litigation. The Company has not yet responded to any complaint. Given the early stage in the litigation, we are unable to estimate a possible loss or range of possible loss.

On February 23, 2016, a purported shareholder derivative action entitled Schwartz v. Vasudevan, et al. was filed in the United States District Court for the Northern District of California, against certain of the Company’s officers and directors. The complaint alleges that defendants breached their fiduciary duties by allowing the Company to make allegedly misleading statements regarding the Company’s business and financial results, and by selling stock while in possession of material non-public information. Given the early stage in the litigation, we are unable to estimate a possible loss or range of possible loss.

Indemnification

Some of the Company’s sales contracts require the Company to indemnify its end-customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. The Company’s exposure under these indemnification provisions is generally limited to the total amount paid by the end-customer under the contract. However, certain contracts include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the contract. In addition, the Company indemnifies its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. To date, there have been no claims under any indemnification provisions.

Purchase Commitments

The Company purchases components from a variety of suppliers and one contract manufacturer to provide manufacturing services for products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with its contract manufacturer and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the requirements. These agreements generally do not include any legally binding minimum commitment obligations. As of January 31, 2016, the Company had $36.4 million in several operating commitments to fulfill inventory requirements arising from growing forecasts and several non-cancelable software license and service agreements for the internal use of software and services for vendor and customer relationship management, human resource, inventory forecasting application and communication and desktop applications.

7. Common Stock

In December 2013, the Company completed its initial public offering of 9.2 million shares of its common stock at a public offering price of $21.00 per share. Net cash proceeds from the initial public offering were approximately $175.4 million.

In connection with the closing of the initial public offering, all of the shares of preferred stock outstanding automatically converted into an aggregate of 38.9 million shares of common stock.

On December 18, 2013, the Company filed its Restated Certificate of Incorporation in connection with the closing of its initial public offering. Following the amendment, the Company had authorized capital stock of 755.0 million shares, comprising: (i) 750.0 million shares of common stock, par value $0.001 per share and (ii) 5.0 million shares of preferred stock, par value $0.001 per share.

As of January 31, 2016, there were 750.0 million shares of common stock authorized with a par value of $0.001 per share. The Company had reserved the following shares of authorized but unissued common stock (in thousands):

As of January 31, 2016
Issued and outstanding stock options	8,593
Unvested restricted stock units	9,902
Equity incentive plans	6,806
Employee stock purchase plan	2,576

27,877

8. Equity Incentive Plans

Plan Descriptions

2008 Equity Incentive Plan

In May 2008, the Company adopted the 2008 Equity Incentive Plan, or the 2008 Plan, for the benefit of its eligible employees, consultants, and independent directors. The 2008 Plan provides for the grant of stock awards, including incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and RSUs. The Company grants stock options with an exercise price equal to the fair market value of its common stock on the date of the grant, as determined by the board of directors. The Company’s equity awards vest over a period of time as determined by the board of directors and expire no later than 10 years from the date of grant. Grants to new employees generally vest over a four-year period, at a rate of 25% one year from the date the optionee’s service period begins and 1/48 monthly thereafter. Subject to adjustment for certain changes in the Company’s capital structure, the maximum aggregate number of shares of common stock that may be issued under the 2008 Plan is 55.6 million.

In December 2013, in connection with the closing of the Company’s initial public offering, the 2008 Plan was terminated and shares authorized for issuance under the 2008 Plan were cancelled (except for those shares reserved for issuance upon exercise of outstanding stock options). As of January 31, 2016, options to purchase and RSUs to convert to a total of 8.8 million shares of common stock were outstanding under the 2008 Plan pursuant to their original terms and no shares were available for future grant.

2013 Equity Incentive Plan

In September 2013, the Company adopted the 2013 Equity Incentive Plan, or the 2013 Plan, which became effective on December 12, 2013 and serves as the successor to the Company’s 2008 Plan. Upon completion of the Company’s initial public offering, the Company ceased granting awards under the 2008 Plan and any remaining shares available for issuance under the 2008 Plan were added to the shares reserved under the 2013 Plan. The 2013 Plan will terminate in September 2023, unless sooner terminated by the board of directors.

The 2013 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, stock bonus awards, stock appreciation rights, RSUs and performance awards, all of which may be granted to eligible employees, consultants or directors.

Under the terms of the 2013 Plan, awards may be granted at prices not less than 100% of the fair value of the Company’s common stock, as determined by the Company’s board of directors, on the date of grant for stock options. Options vest over a period of time as determined by the board of directors, generally a four-year period, and expire ten years from date of grant.

Initially, the aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2013 Plan after the 2013 Plan became effective was 10.2 million shares, plus any reserved shares not issued or subject to outstanding grants under the 2008 Plan on the date the 2013 Plan became effective, shares that are subject to stock options or RSUs granted under the 2008 Plan that cease to be subject to such stock options or other awards by forfeiture or otherwise or are issued and later forfeited or repurchased by the Company after the date the 2013 Plan became effective, and shares that are subject to stock options or other awards under the 2008 Plan that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any award. The number of shares available for grant and issuance under the 2013 Plan will automatically increase on February 1st of each of the calendar years 2014 through 2022, by the lesser of (i) 5% of the number of shares issued and outstanding on each January 31st immediately prior to the date of increase or (ii) such number of shares determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2013 Plan is 300.0 million shares. As of January 31, 2016, stock options to purchase and RSUs to convert to a total of 9.7 million shares of common stock were outstanding under the 2013 Plan and 6.8 million shares were reserved for future issuance.

2013 Employee Stock Purchase Plan

In September 2013, the Company adopted the ESPP which became effective on December 12, 2013.

The ESPP initially authorizes the issuance of 2.0 million shares of the Company’s common stock pursuant to purchase rights granted to eligible employees. The number of shares of common stock reserved for issuance will automatically increase on February 1st of each calendar year, by an amount equal to (i) 1% of the total number of outstanding shares of common stock and common stock equivalents on the immediately preceding January 31st, or (ii) such lesser number of shares of common stock as determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to the ESPP is 30.0 million shares. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code.

The ESPP was implemented through a series of offerings of purchase rights to eligible employees. Except for the initial offering period, each offering period is for 24 months beginning March 10th and September 10th of each year, with each such offering period consisting of four six-month purchase periods. The initial offering period began December 12, 2013 and ended on March 9, 2016, with purchase dates on September 9, 2014, March 9, 2015, September 9, 2015 and March 9, 2016.

Eligible employees may participate through payroll deductions of 1% to 15% of their earnings. Common stock will be issued to participating employees at a price per share equal to 85% of the lesser of (i) the fair market value on the offering date, or (ii) the fair market value on the purchase date. As of January 31, 2016, the Company had 2.6 million shares reserved for future issuance.

Early Exercises of Stock Options

Stock options granted under the 2008 Plan provide employee option holders, if approved by the board of directors, the right to exercise unvested options in exchange for restricted common stock, which is subject to a repurchase right held by the Company at the lower of (i) the fair market value of its common stock on the date of repurchase or (ii) the original purchase price. Early exercises of options are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises are recorded as a liability. As of January 31, 2016 and 2015, there were 0.2 million and 0.7 million shares, respectively, subject to repurchase related to stock options early exercised and unvested. These amounts are reclassified to common stock and additional paid-in capital as the underlying shares vest. As of January 31, 2016 and 2015, the Company recorded a liability related to these shares subject to repurchase in the amount of $0.7 million and $2.1 million, respectively, within other long-term liabilities in its consolidated balance sheets.

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

Stock Options and RSUs

The following is a summary of the Company’s stock option and RSU activity during the year ended January 31, 2016 (in thousands, except per-share amounts):

		Shares Subject to Options Outstanding		Outstanding RSUs
	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted- Average Exercise Price	Outstanding RSUs	Weighted- Average Grant Date Fair Value
Balance as of January 31, 2015	8,549	12,360	$3.16	5,743	$30.07
Additional options and RSUs authorized for issuance	3,810	—	N/A	—	N/A
Options exercised	—	(3,270)	2.52	—	N/A
Options canceled	497	(497)	4.60	—	N/A
Options repurchased	29	—	N/A	—	N/A
RSUs granted	(6,879)	—	N/A	6,879	19.61
RSUs vested	—	—	N/A	(1,920)	30.37
RSUs canceled	820	—	N/A	(820)	29.58

Balance as of January 31, 2016	6,826	8,593	$3.32	9,882	$22.70

The following table summarizes information about the Company’s stock options outstanding as of January 31, 2016 (in thousands, except per-share amounts):

	Shares Subject to Options Outstanding
	Number of Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(in thousands)
Vested and expected to vest as of January 31, 2016	8,428	$3.27	6.48	$29,364
Exercisable as of January 31, 2016	8,014	2.98	6.41	29,619

The options exercisable as of January 31, 2016 included options that are exercisable prior to vesting. The intrinsic value of options vested and expected to vest and become exercisable as of January 31, 2016 was calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of January 31, 2016. The intrinsic value of exercised options for the years ended January 31, 2016, 2015 and 2014 was $63.1 million, $89.1 million and $10.0 million, respectively, and was calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The fair value of stock options that vested in the years ended January 31, 2016, 2015 and 2014 was $8.4 million, $11.4 million and $3.9 million, respectively.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense related to stock options, RSUs and ESPP (in thousands):

	Year Ended January 31,
	2016	2015	2014
Cost of product revenue	$1,972	$1,508	$232
Cost of support and service revenue	4,743	2,380	468
Research and development	23,259	15,137	3,049
Sales and marketing	39,648	27,752	3,674
General and administrative	13,682	10,290	1,726

Total stock-based compensation expense	$83,304	$57,067	$9,149

The Company did not issue any stock options in the year ended January 31, 2016. The weighted-average fair value of options granted was $14.52 and $3.94 per share for the years ended January 31, 2015 and 2014, respectively. The Company started to issue RSUs in the year ended January 31, 2014. The weighted-average fair value of RSUs granted was $19.61, $31.30 and $18.92 per share for the years ended January 31, 2016, 2015 and 2014, respectively. The weighted average fair value of stock purchase rights granted was $7.04, $7.20 and $6.91 per share for the year ended January 31, 2016, 2015 and 2014, respectively.

The Company issues RSUs to certain employees based on the Company meeting certain performance thresholds. The estimated probability of the number of these RSUs expected to vest is assessed for each reporting period until the total shares granted are determined. For the year ended January 31, 2016 and 2015, the Company recognized expense of $5.0 million and $7.2 million stock-based compensation related to these RSUs, respectively. The reduction of expense related to these RSUs in the year ended January 31, 2016 is due to a reduction in estimated achievement of performance thresholds for fiscal year 2016.

As of January 31, 2016, there was $9.2 million of unrecognized stock-based compensation expense for stock options that will be recognized over the remaining weighted-average period of 1.6 years. As of January 31, 2016, there was $183.4 million of unrecognized stock-based compensation expense for RSUs that will be recognized over the remaining weighted-average period of 2.8 years. As of January 31, 2016, there was $1.8 million of unrecognized stock-based compensation expense for stock purchase rights that will be recognized over the remaining offering period, through September 2017.

The Company accounted for the stock purchase rights under ESPP at the grant date (first day of the offering period) by valuing the four purchase periods separately. The option was valued using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Year Ended January 31,
	2016	2015	2014
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.8 - 2.3
Volatility	29% - 35%	32% - 47%	43% - 48%
Risk-free interest rate	0.1% - 0.8%	0.1% - 0.6%	0.1% - 0.4%
Dividend yield	0%	0%	0%

Expected Term.    The expected term for the ESPP is based on the length of the offering period.

Expected Volatility.    Since the Company does not have sufficient trading history for its common stock, the expected volatility used is based on volatility of similar entities. In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.

Risk-Free Interest Rate.    The risk-free rate that the Company used is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the ESPP.

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

9. 401(k) Plan

The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. Participants may make pre-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on pre-tax contributions under the Internal Revenue Code. Although the plan provides for a discretionary employer matching contribution, to date the Company has not made such a contribution on behalf of employees.

10. Income Taxes

The provision for income taxes is based upon the loss before provision for income taxes as follows (in thousands):

	Year Ended January 31,
	2016	2015	2014
U.S. operations	$(122,116)	$(100,136)	$(44,007)
Non-U.S. operations	3,064	2,127	1,309

	$(119,052)	$(98,009)	$(42,698)

The Company’s provision for income taxes of $1.0 million for the year ended January 31, 2016 consisted of current foreign taxes, current state taxes and deferred foreign taxes. The Company’s provision for income taxes of $0.8 million for the year ended January 31, 2015 consisted of current foreign taxes, current state taxes and deferred foreign taxes. The Company’s provision for income taxes of $0.4 million for the year ended January 31, 2014 consisted of current foreign taxes, current federal taxes, current state taxes and deferred foreign taxes.

The Company’s effective tax rate differs from the U.S. federal statutory tax rate due to the following (in thousands):

	Year Ended January 31,
	2016	2015	2014
U.S. federal taxes at statutory tax rate	$(40,478)	$(33,323)	$(14,492)
State taxes, net of federal benefit	(4,196)	(2,743)	(1,414)
Nondeductible expenses	405	396	218
Nondeductible stock-based compensation	4,808	5,293	1,469
Research and development credits	(3,284)	(2,739)	(1,609)
Foreign operation	(144)	—	—
Change in valuation allowance	43,935	33,942	16,253
Other	(29)	11	—

Provision for income taxes	$1,017	$837	$425

The significant components of net deferred tax assets were as follows (in thousands):

	As of January 31,
	2016	2015
Deferred tax assets:
Net operating losses	$62,578	$42,696
Depreciation	614	352
Accruals and reserves	9,038	8,090
Deferred revenue	15,819	6,748
Stock-based compensation	14,395	9,197
Research and development tax credits	9,612	6,427

Gross deferred tax assets	112,056	73,510
Depreciation and amortization	(18)	(11)

Net deferred tax assets prior to valuation allowance	112,038	73,499
Valuation allowance	(111,380)	(73,235)

Total net deferred tax assets	$658	$264

The net valuation allowance increased by $38.1 million during the year ended January 31, 2016. Management has recorded a full valuation allowance against its net domestic deferred tax assets as it is not more likely than not that the assets will be realized based on the Company’s history of losses.

The passage of Protecting Americans from Tax Hike Act of 2015, on December 18, 2015, retroactively and permanently reinstated the U.S. federal R&D tax credit effective January 1, 2015. As of January 31, 2016, the Company had net operating loss, or NOL, carryforwards and research and development credits as follows (in thousands):

	Amount	Expiration Year
Net operating losses, federal	$262,815	2028-2036
Net operating losses, state	188,759	2028-2036
Research and development credits, federal	9,102	2028-2036
Research and development credits, California	8,625	Indefinite
Research and development credits, North Carolina	156	2029 - Indefinite

The Company uses the ‘with-and-without’ approach to determine the recognition and measurement of excess tax benefits. Accordingly, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. As of January 31, 2016, the amount of such excess tax benefits from stock options included in NOLs was $97.3 million and $22.9 million for federal and California purposes. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research and alternative minimum tax credits, through its statements of operations.

Under Section 382 of the Internal Revenue Code, the Company’s ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if the Company experiences an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the Company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of the Company’s NOL carryforwards or other tax attributes. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company does not intend on remitting undistributed earnings of foreign subsidiaries and, accordingly, no deferred tax liability has been established relative to these earnings. As of January 31, 2016, the Company’s undistributed earnings of foreign subsidiaries were $4.6 million.

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of its income tax provision. The Company recognized de minimis interest and penalties related to uncertain tax positions for the years ended January 31, 2016, 2015 and 2014.

A reconciliation of the beginning and ending balances of gross unrecognized tax benefits, before interest and penalties is as follows (in thousands):

Amount
Balance as of January 31, 2013	1,083
Additions for tax positions related to prior year	9
Additions for tax positions related to current year	955
Reductions for tax positions related to prior year	—

Balance as of January 31, 2014	2,047
Additions for tax positions related to prior year	153
Additions for tax positions related to current year	1,594
Reductions for tax positions related to prior year	(6)

Balance as of January 31, 2015	$3,788

Additions for tax positions related to prior year	1,491
Additions for tax positions related to current year	2,206
Reductions for tax positions related to prior year	(775)

Balance as of January 31, 2016	$6,710

The gross unrecognized tax benefits, if recognized, would affect the effective tax rate by approximately $410,000 and $39,000 as of January 31, 2016 and 2015, respectively. While it is often difficult to predict the final outcome of any particular uncertain tax position, the Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits as of January 31, 2016 will materially change in the next 12 months.

The Company files federal, state, and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and state income tax purposes, the statute of limitations currently remains open for all years due to the Company’s NOL carryforwards. The Company is not currently under examination in any jurisdiction.

11. Segments

The Company’s chief operating decision maker is its chief executive officer. The chief executive officer reviews consolidated financial information accompanied by information about revenue by product line for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, or operating results for levels or components. In addition, the majority of the Company’s operations and end-customers are located in the United States. As such, the Company has a single reporting segment and a single operating unit structure.

Revenue by region, based on the bill to mailing address of the end-customer, for the periods presented was as follows (in thousands):

	Year Ended January 31,
	2016	2015	2014
North America	$253,307	$186,145	$107,305
EMEA	46,062	28,210	11,731
APAC	22,846	13,303	6,550
Other	—	15	147

Total revenue	$322,215	$227,673	$125,733

Long-lived assets located in the following countries and regions as of each period end were as follows (in thousands):

	As of January 31,
	2016	2015
North America	$47,277	$40,521
Other	881	433

Total long-lived assets	$48,158	$40,954

12. Line of Credit

In October 2013, the Company entered into an agreement with Wells Fargo Bank, National Association, or Wells Fargo, to provide a secured revolving credit facility, or the Credit Facility, that allows the Company to borrow up to $15.0 million for general corporate purposes. There was a $0.9 million reduction of the available line related to a letter of credit issued in July 2014 for the Company’s facility lease in North Carolina. In April 2015, the Company increased its letter of credit from $0.9 million to $1.1 million, with the landlord named as the beneficiary. In January 2016, there was a $3.9 million reduction of the available line related to a letter of credit issued for the Company’s headquarters facility lease in California, with the landlord named as the beneficiary. As a consequence, the Company released its restricted cash of $3.9 million. As of January 31, 2016, the remaining Credit Facility available for borrowings was $10.0 million.

Amounts outstanding under the Credit Facility will bear interest at Wells Fargo’s prime rate with accrued interest payable on a monthly basis. In addition, the Company is obligated to pay a commitment fee of 0.20% per annum on the unused portion of the Credit Facility, with such fee payable on a quarterly basis. As of January 31, 2016, the commitment fee was capitalized and being amortized on the Company’s consolidated balance sheet. The Credit Facility was renewed in September 2014 for an incremental two-year period and now expires in October 2016. Under the Credit Facility renewal, the Company granted to Wells Fargo a first priority lien in its accounts receivable and other corporate assets, agreed to not pledge its intellectual property to other parties and became subject to certain reporting and financial covenants, as follows: (i) maintain minimum tangible net worth, defined as the aggregate of total stockholders’ equity plus subordinated debt less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals, of $135 million; and (ii) maintain a monthly ratio of not less than 1.25 to 1.00, based on the aggregate of its cash and net accounts receivable divided by total current liabilities minus current deferred revenue. As of January 31, 2016, no amounts had been drawn against the Credit Facility and the Company was in compliance with all covenants associated with the Credit Facility.

13. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in fiscal 2016 and 2015 (in thousands, except per share data):

	Quarter Ended
	April 30, 2014	July 31, 2014	October 31, 2014	January 31, 2015	April 30, 2015	July 31, 2015	October 31, 2015	January 31, 2016
Net revenues	$46,547	$53,761	$59,096	$68,269	$71,288	$80,109	$80,727	$90,091
Gross profit	30,212	35,245	38,432	44,831	46,495	52,345	52,690	58,050

Net loss	$(19,595)	$(26,117)	$(28,389)	$(24,745)	$(28,986)	$(30,109)	$(28,574)	$(32,400)

Net loss per share, basic and diluted	$(0.28)	$(0.37)	$(0.39)	$(0.33)	$(0.38)	$(0.38)	$(0.36)	$(0.40)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Regulations under the Exchange Act, require public companies to maintain “disclosure controls and procedures.” Rule 13a-15(e) and Rule 15d-15(e) require that a company’s controls and other procedures are designed to ensure information required to be disclosed in the reports it files, or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and other procedures designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Limitation of the Effectiveness of Controls

In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls and procedures are met. Additionally, in designing disclosure controls and procedures and internal control over financial reporting, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K for the financial year ended January 31, 2016. Based on the evaluation, as of January 31, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of January 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our board of directors.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the company’s internal control over financial reporting, as stated in the firm’s attestation report, which is included within Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended January 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

I TEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

PART IV

IT EM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(c) Exhibits

The list of exhibits filed with this Annual Report on Form 10-K is set forth in the Exhibit Index following the signature pages and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on the 31st day of March, 2016.

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

Signature	Title	Date

/s/ Suresh Vasudevan Suresh Vasudevan	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2016

/s/ Anup Singh Anup Singh	Chief Financial Officer (Principal Accounting and Financial Officer)	March 31, 2016

/s/ Varun Mehta Varun Mehta	Founder, Vice President of Engineering and Director	March 31, 2016

/s/ Frank Calderoni Frank Calderoni	Director	March 31, 2016

/s/ James J. Goetz James J. Goetz	Director	March 31, 2016

/s/ William D. Jenkins, Jr. William D. Jenkins, Jr.	Director	March 31, 2016

/s/ Jerry M. Kennelly Jerry M. Kennelly	Director	March 31, 2016

/s/ Ping Li Ping Li	Director	March 31, 2016

/s/ William J. Schroeder William J. Schroeder	Director	March 31, 2016

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation.	S-1	333-191789	3.2	December 2, 2013
3.2	Restated Bylaws.	S-1	333-191789	3.4	December 2, 2013
4.1	Form of Common Stock Certificate.	S-1	333-191789	4.1	December 10, 2013
4.2	Amended and Restated Investors Rights Agreement, dated August 10, 2012, by and among the Registrant and certain of its stockholders, as amended.	S-1	333-191789	4.2	October 18, 2013
10.1+	Form of Indemnification Agreement.	10-Q	001-36233	10.1	December 9, 2015
10.2+	2008 Equity Incentive Plan and forms of award agreements.	S-1	333-191789	10.2	October 18, 2013
10.3+	2013 Equity Incentive Plan, as amended and restated, and forms of award agreements.	10-Q	001-36233	10.3	December 12, 2014
10.4+	2013 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-191789	10.4	December 2, 2013
10.5+	Offer Letter, accepted and agreed to January 3, 2011, by and between the Registrant and Suresh Vasudevan.	S-1	333-191789	10.5	October 18, 2013
10.6+	Offer Letter, accepted and agreed to October 22, 2011, by and between the Registrant and Anup Singh.	S-1	333-191789	10.6	October 18, 2013
10.7+	Offer Letter, accepted and agreed to April 27, 2015, by and between the Registrant and Dennis Murphy.	10-Q	001-36233	10.3	June 8, 2015
10.8	Office Lease, dated April 19, 2013, by and between the Registrant and RO Parkway Associates, LLC.	S-1	333-191789	10.8	October 18, 2013
10.9+	Change in Control Severance Policy.	S-1	333-191789	10.9	October 18, 2013
10.10	Credit Agreement dated October 1, 2013, by and between the Registrant and Wells Fargo Bank, National Association.	S-1	333-191789	10.10	October 18, 2013
10.11	Security Agreement dated October 1, 2013, by and between the Registrant and Wells Fargo Bank, National Association.	S-1	333-191789	10.11	October 18, 2013
10.12	First Amendment to Credit Agreement dated April 23, 2014, by and between Registrant and Wells Fargo Bank, National Association.					X
10.13	Second Amendment to Credit Agreement dated June 17, 2014, by and between Registrant and Wells Fargo Bank, National Association.					X

10.14	Third Amendment to Credit Agreement dated September 19, 2014, by and between Registrant and Wells Fargo Bank, National Association.	10-Q	001-36233	10.4	December 12, 2014
10.15	Fourth Amendment to Credit Agreement, dated April 6, 2015, by and between the Company and Wells Fargo Bank, National Association.	10-Q	001-36233	10.4	June 8, 2015
10.16	Fifth Amendment to Credit Agreement, dated December 9, 2015, by and between the Company and Wells Fargo Bank, National Association.					X
21.1	Subsidiaries of the Registrant.	S-1	333-191789	21.1	October 18, 2013
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see page 96 to this report).					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. .					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

+	Indicates a management contract or compensatory plan.
*	As contemplated by Securities Exchange Commission Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Nimble Storage, Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.