Form 10-Q
period 2016-04-30
Nimble Storage Inc
filed 2016-06-08
CIK 1452751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting Company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 31, 2016, there were approximately 84.2 million shares of the Registrant’s Common Stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Nimble Storage, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	As of
	April 30,	January 31,
	2016	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$202,984	$211,160
Restricted cash, current	183	793
Accounts receivable, net of allowance for doubtful accounts of $64 as of April 30, 2016 and $25 as of January 31, 2016	46,877	50,432
Inventories	15,483	15,994
Prepaid expenses and other current assets	6,263	5,212

Total current assets	271,790	283,591
Property and equipment, net	49,898	47,404
Restricted cash, non-current	79	74
Other long-term assets	803	680

Total assets	$322,570	$331,749

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,085	$24,330
Accrued compensation and benefits	16,933	19,325
Deferred revenue, current portion	58,191	54,580
Other current liabilities	8,595	8,933

Total current liabilities	109,804	107,168
Deferred revenue, non-current portion	62,017	60,265
Other long-term liabilities	8,334	8,708

Total liabilities	180,155	176,141

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 5,000 shares authorized, no shares issued and outstanding as of April 30, 2016 and January 31, 2016	—	—
Common stock, par value of $0.001 per share; 750,000 shares authorized as of April 30, 2016 and January 31, 2016; 84,150 and 82,120 shares issued and outstanding as of April 30, 2016 and January 31, 2016, respectively	77	75
Additional paid-in capital	505,265	476,271
Accumulated other comprehensive loss	(238)	(731)
Accumulated deficit	(362,689)	(320,007)

Total stockholders’ equity	142,415	155,608

Total liabilities and stockholders’ equity	$322,570	$331,749

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 30,
	2016	2015
	(Unaudited)	(Unaudited)
Revenue:
Product	$68,385	$60,193
Support and service	18,032	11,095

Total revenue	86,417	71,288
Cost of revenue:
Product	23,791	19,141
Support and service	7,807	5,652

Total cost of revenue	31,598	24,793
Gross profit	54,819	46,495
Operating expenses:
Research and development	26,147	21,709
Sales and marketing	60,444	44,443
General and administrative	10,442	9,261

Total operating expenses	97,033	75,413

Loss from operations	(42,214)	(28,918)
Interest income, net	73	68
Other income (expense), net	(224)	76

Loss before provision for income taxes	(42,365)	(28,774)
Provision for income taxes	317	212

Net loss	$(42,682)	$(28,986)

Net loss per share, basic and diluted	$(0.51)	$(0.38)

Weighted-average shares used to compute net loss per share, basic and diluted	83,154	76,506

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended
	April 30,
	2016	2015
Net loss	$(42,682)	$(28,986)
Other comprehensive income (loss), net of taxes:
Change in cumulative translation adjustment	493	(5)

Comprehensive loss	$(42,189)	$(28,991)

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(42,682)	$(28,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,141	3,312
Stock-based compensation expense	22,547	20,985
Loss on disposal of property and equipment	89	—
Provision (recoveries) for allowance for doubtful accounts	38	(1)
Allowance for inventory reserves	(25)	25
Changes in operating assets and liabilities:
Accounts receivable	3,517	(8,982)
Inventories	(604)	(906)
Prepaid expenses and other assets	(1,211)	(199)
Short term restricted cash	610	—
Accounts payable	759	2,625
Deferred revenue	5,363	11,812
Accrued and other liabilities	(1,840)	(7,992)

Net cash used in operating activities	(8,298)	(8,307)
Cash flows from investing activities:
Purchase of property and equipment	(6,776)	(8,057)
Change in restricted cash	(5)	(2)

Net cash used in investing activities	(6,781)	(8,059)
Cash flows from financing activities:
Proceeds from exercise of stock options, net of repurchases	846	2,108
Proceeds from issuance of stock under employee stock purchase plan	5,568	7,201
Excess tax benefit from employee stock plans	—	124

Net cash provided by financing activities	6,414	9,433
Foreign exchange impact on cash and cash equivalents	489	(2)

Net decrease in cash and cash equivalents	(8,176)	(6,935)
Cash and cash equivalents, beginning of period	211,160	208,394

Cash and cash equivalents, end of period	$202,984	$201,459

Supplemental disclosure of cash flow information:
Cash paid for income taxes	256	73
Cash paid for interest	4	13
Supplemental disclosure of noncash investing and financing activities:
Purchase of property and equipment not yet paid	3,308	3,717
Transfers of evaluation units from inventory to property and equipment	1,324	289
Vesting of early exercised stock options	197	377

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Nimble Storage, Inc., or the Company, was incorporated in the state of Delaware in November 2007. The Company’s enduring mission is to engineer and deliver the industry’s most efficient flash storage platform. The Company’s Predictive Flash platform is comprised of a Unified Flash Fabric that provides a single consolidation architecture with common data services across a portfolio of All Flash and Adaptive Flash arrays and InfoSight predictive analytics with integrated support and service offerings. The Company is headquartered in San Jose, California, with employees in several international locations, including the United Kingdom, Australia, Canada, Germany, and Singapore.

Basis of Presentation and Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and include the consolidated accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

These interim Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company, the Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Loss and the Consolidated Statements of Cash Flows. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the Securities and Exchange Commission, or SEC, rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, or Annual Report, for the year ended January 31, 2016 filed with the SEC on March 31, 2016. The results of operations for the three months ended April 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies for the three months ended April 30, 2016, as compared to the significant accounting policies described in the Company’s Annual Report for the fiscal year ended January 31, 2016.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, the determination of the best estimated selling prices of deliverables included in multiple-deliverable revenue arrangements; the allowance for doubtful accounts; provision for excess or obsolete inventory; the useful lives of property and equipment; the determination of the best estimated achievement of financial performance metrics related to the Company’s performance-based stock awards, and the fair value of the Company’s market-based stock awards. Actual results could differ from these estimates.

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

The Company performs ongoing credit evaluations of its end-customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company’s policy is to maintain an allowance for doubtful accounts based upon the expected collectability of its accounts receivable, which takes into consideration specific end-customer creditworthiness and current economic trends. Of all the Company’s customers, which include direct end-customers, VARs and distributors, the following distributors individually accounted for more than 10% of the Company’s accounts receivable and revenue at the end of and for each period presented:

	% of Accounts Receivable		% of Revenue
	As of		Three Months Ended April 30,
	April 30, 2016	January 31, 2016	2016	2015
Customer A	34%	41%	37%	42%
Customer B	29%	26%	29%	20%
Customer C	15%	*	15%	17%

*	Represents less than 10%.

There are no concentrations of business transacted with a particular market that would severely impact the Company’s business in the near term. However, the Company currently relies on one key contract manufacturer and supplier to produce most of its products; any disruption or termination of these arrangements could materially adversely affect the Company’s operating results.

Warranties

The Company provides a standard one-year warranty for hardware components covering material defects in materials and workmanship. In addition, the Company provides a 90-day warranty on the embedded software in its products for non-conformance with documented specifications. The Company accrues for estimated warranty costs based upon historical experience, and periodically assesses the adequacy of its recorded warranty liability at the end of each period. These costs are expensed as incurred and included in cost of product revenue in the Company’s consolidated statements of operations. In addition, failed parts recovered from customers are submitted to the Company’s suppliers for repair or replacement. These cost recoveries are offset against the Company’s warranty costs. The Company records warranty liability in other current liabilities in its consolidated balance sheet. As of April 30, 2016, the Company’s warranty liability was not material.

Stock-Based Compensation

The Company estimates fair value for its stock-based awards, including employee and non-employee director stock options, and purchases under its employee stock purchase plan, or ESPP, using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires the input of expected volatility of the price of its common stock. In prior periods, the expected volatility was based on the historical volatilities of the Company’s publicly traded peer group as the Company did not have a sufficient trading history for its common stock. In the first quarter of fiscal 2017, the Company had over two years of trading history for its common stock and call options. As a result, the Company determined the expected volatility based on a combination of its historical volatility of its common stock price and implied volatility of its call options.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, released an Accounting Standard Update, or ASU, related to how stock-based payments are accounted for and presented in the financial statements, including income taxes, forfeitures and statutory tax withholding requirements. This standard is effective for the Company for its first quarter of fiscal 2018, although early application is permitted. The Company is currently evaluating adoption methods and whether this standard will have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB released an ASU that requires the recognition of lease assets and lease liabilities by lessees for operating leases. The standard is effective for the Company for its first quarter of fiscal 2020, although early adoption is permitted. The Company is currently evaluating adoption methods and whether this standard will have a material impact on its consolidated financial statements and related disclosures.

        In November 2015, the FASB released an ASU, Balance Sheet Classification of Deferred Taxes, which is intended to simplify and improve how deferred taxes are classified on the balance sheet. The guidance in this ASU eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet and now requires entities to classify all deferred tax assets and liabilities as noncurrent. The standard is effective for the Company for its first quarter of fiscal 2018, although early adoption is permitted. The standard is a change in balance sheet presentation only. The Company early adopted this ASU prospectively in fiscal 2016, and prior periods were not retrospectively adjusted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued amendments to simplify the measurement of inventory. Under the amendments, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The guidance defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” No other changes were made to the current guidance on inventory measurement. The amendments are effective for the Company for its first quarter of fiscal 2018, although early adoption is permitted. The Company is currently evaluating the effect of the updated standard on its consolidated financial statements and related disclosures.

In May 2014, the FASB released an ASU, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition and permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued an ASU, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the principal versus agent guidance in the new revenue recognition standard. In April 2016, the FASB issued an ASU, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance on accounting for licenses of intellectual property and identifying performance obligations in the new revenue recognition standard. In May 2016, the FASB issued an ASU, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedient, which clarifies the transition, collectability, noncash consideration and the presentation of sales and other similar taxes in the new revenue recognition standard. These standards are effective for the Company for its first quarter of fiscal 2019. Early adoption to the original public company adoption timelines is permitted. The Company has not yet selected a transition method and is currently in the process of determining the impact on its consolidated financial statements and related disclosures.

3. Net Loss Per Share

The following potentially dilutive securities were excluded (as common stock equivalents) from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive (in thousands):

	As of April 30,
	2016	2015
Unvested restricted stock units	10,691	6,538
Shares subject to options to purchase common stock	8,193	11,388
Employee stock purchase plan	325	163
Unvested early exercised common shares	128	552

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

Beginning in November 2014, the Company entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. These are not designated hedge instruments. These instruments are marked to market through earnings every period and generally have an original maturity period of one month. These instruments are classified within level 2 of the fair value hierarchy. The Company’s derivative assets and derivative liabilities as of April 30, 2016 and January 31, 2016 are as follows (in thousands):

	As of April 30, 2016		As of January 31, 2016
	Nominal Amount	Fair Value Gain (Loss)	Nominal Amount	Fair Value Gain (Loss)
Forward Contracts:
Purchased	$—	$—	$—	$—
Sold	$12,336	$(56)	$14,535	$58

5. Balance Sheet Components

Inventory

Inventories consist primarily of raw materials related to component parts, finished goods, which include both inventory held for sale and service inventory held at service depots in support of end-customer service agreements, and end-customer evaluation inventory. Service inventory held at service depots was $6.6 million and $5.6 million as of April 30, 2016 and January 31, 2016, respectively.

The following is a summary of the Company’s inventories, net of inventory provisions recorded to adjust inventory to its estimated realizable value, by major category (in thousands):

	As of
	April 30, 2016	January 31, 2016
Raw materials	$2,249	$2,296
Finished goods	8,386	9,005
Evaluation inventory	4,848	4,693

	$15,483	$15,994

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of
	April 30, 2016	January 31, 2016
Computer equipment	$15,198	$14,012
Lab equipment	33,101	28,734
Software	6,815	5,470
Furniture and fixtures	4,925	4,497
Leasehold improvements	18,222	17,514
Construction in progress	2,938	3,692
Demonstration equipment	2,820	2,287

Total property and equipment	84,019	76,206
Less: accumulated depreciation	(34,121)	(28,802)

Total property and equipment, net	$49,898	$47,404

Depreciation expense related to property and equipment was $5.1 million and $3.3 million for the three months ended April 30, 2016 and 2015, respectively.

6. Commitments and Contingencies

Leases

The Company leases its facilities under various noncancelable operating leases with fixed rental payments. Rent expense totaled $2.0 million and $1.5 million for the three months ended April 30, 2016 and 2015, respectively.

Future minimum commitments under these operating leases as of April 30, 2016 were as follows (in thousands):

Years ending January 31:
2017 (remaining nine months)	$6,295
2018	7,455
2019	6,977
2020	6,979
2021	7,149
Thereafter	6,545

$41,400

In July 2014, the Company entered into a facility lease agreement for its North Carolina office. The 84-month lease commenced on August 1, 2014. Total rent, including common area maintenance expense and fixed operating expense, payable over the lease period is $5.0 million. As part of the lease agreement, the Company received an allowance of $1.4 million for tenant improvement during the year ended January 31, 2016. This allowance was included in the calculation of rent expense and related deferred rent balances. In December 2014, the Company amended the lease agreement for its North Carolina office giving the Company access to additional space on February 1, 2016 through the same term as the original facility lease. As part of the lease amendment, the Company will receive an additional allowance of $1.0 million for tenant improvement.

In April 2013, the Company entered into a facility lease agreement for its headquarters in San Jose, California. The 96-month lease commenced on November 1, 2013. Total rent, including operating expenses, payable over the lease period is $35.5 million. As part of the lease agreement, the Company received an allowance of $4.9 million for tenant improvement during the year ended January 31, 2014. This allowance was included in the calculation of rent expense and related deferred rent balances. As a condition of the lease agreement, the Company is required to maintain a letter of credit of $3.9 million, with the landlord named as the beneficiary. The Company has the option to extend the term of the lease for an additional period of 60 months.

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

On December 17, 2015, a purported securities class action entitled Vikramkumar v. Nimble Storage, Inc., et al. was filed in the United States District Court for the Northern District of California, against the Company and certain of its officers and directors. A second purported securities class action entitled Guardino v. Nimble Storage, Inc., et al. was filed on December 23, 2015, and a third purported class action entitled Madhani v. Nimble Storage, Inc., et al. was filed on February 5, 2016, also in the Northern District of California against the same parties. The complaints in the three actions allege claims under Sections 10(b) and 20(a) of the Exchange Act based on allegedly misleading statements regarding the Company’s business and financial results. On March 28, 2016, the Court ordered that the three actions be consolidated under the caption In re Nimble Storage, Inc. Securities Litigation, or In re Nimble Sec. Lit. The Company has not yet responded to any complaint. Given the early stage in the litigation, the Company is unable to estimate a possible loss or range of possible loss.

On February 23, 2016, a purported shareholder derivative action entitled Schwartz v. Vasudevan, et al., or Schwartz, was filed in the United States District Court for the Northern District of California, against certain of the Company’s officers and directors. The complaint alleges that defendants breached their fiduciary duties by allowing the Company to make allegedly misleading statements regarding the Company’s business and financial results, and by selling stock while in possession of material non-public information. On April 20, 2016, the Court entered an order pursuant to a stipulation by the parties to stay the Schwartz matter until the In re Nimble Sec. Lit. matter is dismissed with prejudice, or defendants file an answer in the In re Nimble Sec. Lit. matter. On April 26, 2016, a purported shareholder derivative action entitled Goldstein v. Vasudevan, et al., or Goldstein, was filed in the United States District Court for the Northern District of California, against certain of the Company’s officers and directors. The complaint makes substantially the same allegations as in the Schwartz matter, alleging causes of action for breach of fiduciary duty, unjust enrichment, waste, and violation of Section 14(a) of the Exchange Act. Defendants have not yet responded to the Goldstein complaint. Given the early stage in the litigation, the Company is unable to estimate a possible loss or range of possible loss.

On May 19, 2016, a purported shareholder derivative action entitled Chua v. Vasudevan, et al., or Chua, was filed in the Superior Court of California, County of Santa Clara, against certain of the Company’s officers and directors. The complaint makes substantially the same allegations as the Schwartz and Goldstein matters, alleging causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. Defendants have not yet responded to the Chua complaint. Given the early stage in the litigation, the Company is unable to estimate a possible loss or range of possible loss.

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

7. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense related to stock options, restricted stock units, or RSUs, and the ESPP (in thousands):

	Three Months Ended April 30,
	2016	2015
Cost of product revenue	$615	$545
Cost of support and service revenue	1,385	1,157
Research and development	6,146	5,431
Sales and marketing	10,613	10,111
General and administrative	3,788	3,741

Total stock-based compensation expense	$22,547	$20,985

The Company grants RSUs to certain employees based on the Company meeting certain performance thresholds. The estimated probability of the number of these RSUs expected to vest is assessed for each reporting period until the total shares granted are determined. For the three months ended April 30, 2016 and 2015, the Company recognized $1.4 million and $3.1 million stock-based compensation expense related to these RSUs, respectively. The reduction of expense related to these RSUs in the three months ended April 30, 2016 is due to a reduction in the performance achieved in fiscal year 2016 as compared to the previously forecasted fiscal year 2016 performance as of the three months ended April 30, 2015.

Beginning in March 2016, the Company granted RSUs to certain employees, contingent on the achievement of the Company’s comparative market-based returns which is based on the Company’s stock price compared against a market index. The fair value of these market-based RSUs is estimated using the Monte Carlo option-price model on the date of grant as the RSUs contain both a service and market conditions. The stock-based compensation expense related to these RSUs was $62,000 for the period ended April 30, 2016.

8. Income Taxes

The Company’s provision for income taxes of $0.3 million and $0.2 million for the three months ended April 30, 2016 and 2015, respectively, consisted of current foreign taxes and current state taxes.

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

Revenue by region, based on the bill to mailing address of the end-customer, for the periods presented was as follows (in thousands):

	Three Months Ended April 30,
	2016	2015
North America	$69,181	$57,903
EMEA	11,766	9,251
APAC	5,470	4,134

Total revenue	$86,417	$71,288

Long-lived assets located in the following countries and regions as of each period end were as follows (in thousands):

	As of
	April 30, 2016	January 31, 2016
North America	$49,764	$47,277
Other	1,016	881

Total long-lived assets	$50,780	$48,158

10. Line of Credit

In February 2016, there was a $0.5 million reduction of the available line related to a letter of credit issued as collateral to secure various business operating activities. As of April 30, 2016, the remaining credit facility available for borrowings was $9.5 million. Amounts outstanding under the credit facility will bear interest at Wells Fargo’s prime rate with accrued interest payable on a monthly basis. In addition, the Company is obligated to pay a commitment fee of 0.20% per annum on the unused portion of the credit facility, with such fee payable on a quarterly basis. As of April 30, 2016, the commitment fee was capitalized and being amortized on the Company’s consolidated balance sheet. The credit facility was renewed in September 2014 for an incremental two-year period and now expires in October 2016. Under the credit facility renewal, the Company granted to Wells Fargo a first priority lien in its accounts receivable and other corporate assets, agreed to not pledge its intellectual property to other parties and became subject to certain reporting and financial covenants, as follows: (i) maintain minimum tangible net worth, defined as the aggregate of total stockholders’ equity plus subordinated debt less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals, of $135 million; and (ii) maintain a monthly ratio of not less than 1.25 to 1.00, based on the aggregate of its cash and net accounts receivable divided by total current liabilities minus current deferred revenue. As of April 30, 2016, no amounts had been drawn against the credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, or the Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Form 10-Q.

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

We were incorporated in November 2007, and we initially focused on the development of our Cache Accelerated Sequential Layout, or CASL file system software and our storage platform. We shipped our first product line, our CS200 series, in August 2010. In August 2012, we introduced our CS400 series of products and a number of scale-to-fit products, including expansion shelves and controller upgrades. In April 2013, we launched InfoSight. In addition, as of May 2014, we made our scale-out firmware release generally available to all end-customers with a support and services agreement. From June 2014 to October 2014, we introduced several new product lines, which include the CS700 series, CS500 series, and CS300 series. The CS500 series and CS300 series replaced certain CS400 series and CS200 series products. In addition, in October 2014, we made available Fibre Channel protocol support for the CS-series arrays. In November 2014, we launched flexible pricing and deployment models (Storage on Demand, or SoD) for enterprises and service providers managing storage in cloud environments. In August 2015, we advanced the Adaptive Flash platform to deliver customized service levels in three user-selectable modes (All-Flash, Auto-Flash, and No Flash modes) from one single platform. In February 2016, we announced our AF-Series All Flash arrays, which combine the high performance of flash with the predictive analytics of InfoSight to deliver the performance, scalability and availability required to optimize high-performance applications with deterministic latency requirements. In addition, for All Flash arrays introduced in February 2016, our end-customers that opt to renew three-year support contracts have an option to receive a free controller upgrade that is guaranteed to be faster. We typically recognize product revenue upon the shipment of these products. We also offer support and maintenance services including InfoSight, for periods ranging from one to five years, and recognize revenue over the term of the related support and maintenance agreement. In addition, we recognize revenue for our SoD business as services are performed.

We sell our products through our network of distributors, and also engage our end-customers through our global sales force. Our channel partners act as an extension of our sales force to market our solutions directly to end-customers and do not hold inventory. For certain end-customer orders, products are shipped to resellers, distributors and third-party systems integrators for various reasons including importing of products to non-U.S. countries and systems integration (e.g. SmartStack integrations) prior to shipment to the end-customer or the end-customer specified location(s). We have sales offices located in several international locations, including Australia, England, Germany and Singapore. Our revenue outside North America was 20% and 19% of our total revenue for the three months ended April 30, 2016 and 2015, respectively.

We outsource the manufacturing of our hardware products to our contract manufacturer, Flextronics International Ltd., or Flextronics, which assembles and tests our products. Our contract manufacturer generally procures the components used in our products directly from third-party suppliers. Inventory and shipment are handled by our third-party logistics partners. Distributors generally handle fulfillment and, in some situations, shipment for our domestic and international end-customers, but do not hold inventory.

We have experienced significant growth in recent periods with total revenue of $86.4 million and $71.3 million in the three months ended April 30, 2016 and 2015, respectively. Our net loss was $42.7 million and $29.0 million in the three months ended April 30, 2016 and 2015, respectively. As our sales and end-customer base have grown, we have also experienced growth in our deferred revenue from $114.8 million as of January 31, 2016 to $120.2 million as of April 30, 2016. Our gross margin has declined from approximately 65.2% for the three months ended April 30, 2015 to 63.4% for the three months ended April 30, 2016. As a percentage of total revenue, our operating expenses have increased from 106% for the three months ended April 30, 2015 to 112% for the three months ended April 30, 2016. As a percentage of total revenue, our non-GAAP operating loss increased from (11%) for the three months ended April 30, 2015, to (23%) for the three months ended April 30, 2016.

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

Key Business Metrics

We monitor the key business metrics set forth below in managing our business. We discuss revenue and gross margin below under “—Components of Operating Results.” Deferred revenue, cash flow from operating activities, non-GAAP free cash flow, non-GAAP net loss, non-GAAP operating loss and adjusted EBITDA are discussed immediately below the following table.

	Three Months Ended April 30,
	2016	2015
	(dollars in thousands)
Total revenue	$86,417	$71,288
Year-over-year percentage increase	21%	53%
Gross margin	63.4%	65.2%
Deferred revenue, current and non-current	120,208	86,258
Net cash used in operating activities	(8,298)	(8,307)
Net loss	(42,682)	(28,986)
Non-GAAP net loss	(20,135)	(8,001)
Loss from operations	(42,214)	(28,918)
Non-GAAP operating loss	(19,667)	(7,933)
Loss from operations as a percentage of total revenue	-49%	-41%
Non-GAAP operating loss as a percentage of total revenue	-23%	-11%
Adjusted EBITDA	(14,750)	(4,545)
Non-GAAP free cash flow	(15,074)	(16,364)

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

Cash Flow from Operating Activities

We monitor cash flow from operating activities as a measure of our overall business performance. Our cash flow from operating activities is driven in large part by our net losses. Monitoring cash flow from operating activities enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation and stock-based compensation costs, thereby allowing us to better understand and manage the cash needs of our business.

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

Our use of non-GAAP net loss, non-GAAP operating loss, adjusted EBITDA and non-GAAP free cash flow has limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	Non-GAAP net loss, non-GAAP operating loss and adjusted EBITDA do not consider the potentially dilutive impact of equity-based compensation, which is an ongoing expense for us;

•	Adjusted EBITDA does not reflect cash capital expenditure requirements for additional capital expenditures;

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;

•	Non-GAAP free cash flow excludes cash provided by financing and investing activities, except for cash used for purchase of property and equipment; and

•	Other companies, including companies in our industry, may calculate non-GAAP net loss, non-GAAP operating loss, adjusted EBITDA and non-GAAP free cash flow differently, which reduces their usefulness as comparative measures.

Because of these limitations, you should consider non-GAAP net loss, non-GAAP operating loss, adjusted EBITDA and non-GAAP free cash flow alongside other financial performance measures, including various cash flow metrics, net loss and our other U.S. GAAP results.

Reconciliations of non-GAAP net loss and adjusted EBITDA to net loss, non-GAAP operating loss to loss from operations and non-GAAP free cash flow to GAAP net cash provided by (used in) operating activities are provided below:

	Three Months Ended April 30,
	2016	2015
	(in thousands)
Net loss	$(42,682)	$(28,986)
Stock-based compensation expense	22,547	20,985

Non-GAAP net loss	$(20,135)	$(8,001)

Interest income, net	(73)	(68)
Provision for income taxes	317	212
Depreciation	5,141	3,312

Adjusted EBITDA	$(14,750)	$(4,545)

Loss from operations	$(42,214)	$(28,918)
Stock-based compensation expense	22,547	20,985

Non-GAAP operating loss	$(19,667)	$(7,933)

GAAP net cash used in operating activities	$(8,298)	$(8,307)
Purchase of property and equipment	(6,776)	(8,057)

Non-GAAP free cash flow	$(15,074)	$(16,364)

Components of Operating Results

Revenue

Our total revenue is comprised of the following:

Product Revenue. We generate the substantial majority of our product revenue from the sales of our storage products. It is our practice to identify an end-customer from our distributors prior to shipment. In the majority of instances, products are shipped directly to the end-customers. For certain end-customer orders, products are shipped to resellers, distributors and third-party systems integrators for various reasons including importing of products to non-U.S. countries and systems integration (e.g. SmartStack integrations) prior to shipment to the end-customer or the end-customer specified location. Assuming all other revenue recognition criteria have been met, we generally recognize revenue upon shipment from our origin location in California, as title and risk of loss are transferred at that time. For certain distributors, title and risk of loss are transferred upon delivery to the end-customers and revenue is recognized after delivery has been completed. Our arrangements with distributors do not contain rights of return, subsequent price discounts, price protection or other allowances for shipments completed.

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

General and Administrative. General and administrative expense consists of personnel costs, professional services and allocated overhead. General and administrative personnel include our executive, finance, human resources, investor relations, compliance, administrative, IT, facilities and legal departments. Professional services consist primarily of legal, auditing, accounting and other consulting costs. We expect general and administrative expense to continue to increase in absolute dollars as we have recently incurred, and expect to continue to incur, additional general and administrative expense as we grow our operations and operate as a public company, including higher legal, corporate insurance and accounting expenses.

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

	Three Months Ended April 30,
	2016	2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$68,385	$60,193
Support and service	18,032	11,095

Total revenue	86,417	71,288
Cost of revenue:
Product(1)	23,791	19,141
Support and service(1)	7,807	5,652

Total cost of revenue	31,598	24,793
Total gross profit	54,819	46,495
Operating expenses:
Research and development(1)	26,147	21,709
Sales and marketing(1)	60,444	44,443
General and administrative(1)	10,442	9,261

Total operating expenses	97,033	75,413

Loss from operations	(42,214)	(28,918)
Interest income, net	73	68
Other income (expense), net	(224)	76

Loss before provision for income taxes	(42,365)	(28,774)
Provision for income taxes	317	212

Net loss	$(42,682)	$(28,986)

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$615	$545
Cost of support and service revenue	1,385	1,157
Research and development	6,146	5,431
Sales and marketing	10,613	10,111
General and administrative	3,788	3,741

Total stock-based compensation expense	$22,547	$20,985

Comparison of the Three Months Ended April 30, 2016 and 2015

Revenue

	Three Months Ended April 30,
	2016	2015	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Revenue:
Product	$68,385	$60,193	$8,192	14%
Support and service	18,032	11,095	6,937	63

Total revenue	$86,417	$71,288	$15,129	21%

Total revenue increased by $15.1 million, or 21%, during the three months ended April 30, 2016 compared to the three months ended April 30, 2015. The revenue growth reflects increased demand for our storage products and related support and service, partially offset by lower revenue from the foreign currency impact on our non-U.S. dollar billings. The increase in product revenue was driven by higher sales of our storage products, including sales of our newly launched All Flash Arrays, to existing and new end-customers, faster growth from enterprises and cloud service providers, larger deployments, and international expansion. We acquired over 2,600 new end-customers from April 30, 2015 to April 30, 2016. The increase in support and service revenue, which includes our maintenance and InfoSight cloud-based predictive analytics service, was driven by higher product sales and the resulting expansion of our installed base of end-customers.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,
	2016	2015	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$23,791	$19,141	$4,650	24%
Support and service	7,807	5,652	2,155	38

Total cost of revenue	$31,598	$24,793	$6,805	27%

Gross margin	63.4%	65.2%

Cost of revenue increased by $6.8 million, or 27%, during the three months ended April 30, 2016 compared to the three months ended April 30, 2015. The increase in cost of product revenue was driven primarily by higher product sales. The increase in cost of product revenue was also impacted by higher costs of $0.4 million in our manufacturing operations, primarily driven by personnel costs associated with increased headcount. The increase in cost of support and service revenue was primarily attributable to higher costs of $1.7 million in our global end-customer support organization, primarily driven by personnel costs associated with increased headcount.

Gross margin decreased from 65.2% during the three months ended April 30, 2015 to 63.4% during the three months ended April 30, 2016, mainly due to lower product gross margin, partially offset by higher support and service gross margin. Product gross margin decreased by 3.0 percentage points from 68.2% to 65.2% during the three months ended April 30, 2016 compared to the three months ended April 30, 2015. The decrease in product gross margin from the prior year was mainly driven by changes in pricing and product mix. Support and service gross margin increased by 7.6 percentage points from 49.0% to 56.7% during the three months ended April 30, 2016 compared to the three months ended April 30, 2015. The improvements in support and service gross margin from the prior year were driven by increased revenue from our larger base of end-customers and economies of scale from our support organization, enabled by the automation capabilities of InfoSight.

Operating Expenses

	Three Months Ended April 30,
	2016	2015	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$26,147	$21,709	$4,438	20%
Sales and marketing	60,444	44,443	16,001	36
General and administrative	10,442	9,261	1,181	13

Total operating expenses	$97,033	$75,413	$21,620	29%

Includes stock-based compensation expense of:
Research and development	$6,146	$5,431	$715	13%
Sales and marketing	10,613	10,111	502	5
General and administrative	3,788	3,741	47	1

Total	$20,547	$19,283	$1,264	7%

Research and Development

Research and development expense increased by $4.4 million, or 20%, during the three months ended April 30, 2016 compared to the three months ended April 30, 2015. The increase was primarily due to a $3.2 million increase in personnel costs, including stock-based compensation, resulting from headcount growth to support further development of our storage products, and a $0.8 million increase in depreciation expense from property and equipment purchases as we further invested in our laboratory and test infrastructure.

Sales and Marketing

Sales and marketing expense increased by $16.0 million, or 36%, during the three months ended April 30, 2016 compared to the three months ended April 30, 2015. The increase was primarily due to a $6.5 million increase in personnel costs, including stock-based compensation, resulting from headcount growth, a $4.1 million increase in commission expense related to higher sales, and a $2.1 million increase in advertising and tradeshow expenses.

General and Administrative

General and administrative expense increased by $1.2 million, or 13%, during the three months ended April 30, 2016 compared to the three months ended April 30, 2015. The increase was primarily due to a $1.3 million increase in personnel costs, including stock-based compensation expense, resulting from headcount growth, partially offset by a $0.4 million decrease in accounting and legal expenses.

Interest Income and Other Expense, Net

	Three Months Ended April 30,
	2016	2015	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Interest income, net	$73	$68	$5	7%
Other income (expense), net	(224)	76	(300)	(395)%

Other income (expense), net consisted primarily of gains (losses) from the remeasurement of our foreign currency denominated assets. The increase in the losses from the remeasurement of our foreign currency denominated assets during the three months ended April 30, 2016 compared to the three months ended April 30, 2015 resulted from realized losses from our foreign currency forward contracts, partially offset by the remeasurement gains (losses) from the depreciation of the U.S. dollar against the Euro, British pound sterling, Australian dollar, and Canadian dollar. We entered into foreign currency forward contracts that generally mature within 30 days to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. For the three months ended April 30, 2016 and 2015, we recognized $0.6 million and $0.2 million in realized losses related to foreign currency forward contracts, respectively.

Provision for Income Taxes

	Three Months Ended April 30,
	2016	2015	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Provision for income taxes	$317	$212	$105	50%

The increase in the provision for income taxes during the three months ended April 30, 2016 compared to the three months ended April 30, 2015 was primarily due to an increase in foreign taxes related to intercompany cost plus agreements with our international subsidiaries.

Liquidity and Capital Resources

	As of
	April 30, 2016	January 31, 2016
	(in thousands)
Cash and cash equivalents	$202,984	$211,160

	Three Months Ended April 30,
	2016	2015
	(dollars in thousands)
Cash used in operating activities	$(8,298)	$(8,307)
Cash used in investing activities	(6,781)	(8,059)
Cash provided by financing activities	6,414	9,433
Foreign exchange impact on cash and cash equivalents	489	(2)

Net decrease in cash and cash equivalents	$(8,176)	$(6,935)

Other Financial and Operational Metrics:
Days Sales Outstanding (1)	48	43
Days Sales Inventory (2)	48	48

(1)	Average days sales outstanding. This is calculated by taking the average beginning and ending accounts receivable divided by billings for the periods presented.

(2)	Average number of days we hold our inventory before sale. This is calculated by taking the average beginning and ending inventory divided by total cost of revenue excluding stock-based compensation for the periods presented.

At April 30, 2016, our cash and cash equivalents were $203.0 million, of which approximately $5.1 million was held outside of the United States and not immediately available to fund domestic operations and obligations. We do not enter into investments for trading or speculative purposes.

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

Operating Activities

During the three months ended April 30, 2016, cash used in operating activities was $8.3 million. The primary factors affecting our cash flows from operations during this period were our net loss of $42.7 million, partially offset by non-cash charges of $22.5 million for stock-based compensation, $5.1 million for depreciation of our property and equipment, and net cash flows of $6.6 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was a $5.4 million increase in deferred revenue due to higher sales of support and service contracts, and a $3.6 million decrease in accounts receivable. This was partially offset by a $1.2 million increase in prepaid expenses, and a $1.1 million decrease in account payable and accrued liabilities as a result of timing of payments. We expect operating cash flows to continue to be affected by our net loss as well as the timing of sales and timing of collections.

During the three months ended April 30, 2015, cash used in operating activities was $8.3 million. The primary factors affecting our cash flows from operations during this period were our net loss of $29.0 million, partially offset by non-cash charges of $21.0 million for stock-based compensation, $3.3 million for depreciation of our property and equipment, and net cash flows of $3.6 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was the increase of $9.0 million in accounts receivable which was attributable to increased sales, a $5.4 million decrease in accounts payable and accrued liabilities as a result of timing of payout of accrued compensation from our last fiscal year end, and a $0.9 million increase in inventories. This was partially offset by an $11.8 million increase in deferred revenue due to higher sales of support and service contracts.

Investing Activities

Cash used in investing activities during the three months ended April 30, 2016 was $6.8 million, primarily resulting from purchase of property and equipment due to an increase in expansion of our research and development for our new products, including our new All Flash arrays, and overall infrastructure. We expect to continue to make such purchases of property and equipment to support the continued growth of our business.

Cash used in investing activities during the three months ended April 30, 2015 was $8.1 million, primarily resulting from purchase of property and equipment due to an increase in expansion of our research and development and overall infrastructure.

Financing Activities

Cash provided by financing activities for the three months ended April 30, 2016 was $6.4 million, primarily resulting from $5.6 million of proceeds from issuance of common stock under our ESPP, and $0.8 million of proceeds from the exercise of stock options, net of repurchases of unvested early exercised shares.

Cash provided by financing activities for the three months ended April 30, 2015 was $9.4 million, primarily resulting from $7.2 million of proceeds from issuance of common stock under our ESPP, and $2.1 million of proceeds from the exercise of stock options, net of repurchases of unvested early exercised shares.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments for the three months ended April 30, 2016, as compared to the contractual obligations and commitments described in our Annual Report for the fiscal year ended January 31, 2016.

Off-Balance Sheet Arrangements

As of April 30, 2016 and January 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Segment and Geographic Information

We have one primary business activity and operate in one reportable segment. See Note 9. Segments in the “Notes to Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q for a full description.

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

The combination of our higher non-U.S. dollar denominated net asset balances from increased international expansion, primarily in our U.S. entity, and the foreign currency fluctuations, net of hedging, caused us to recognize transaction losses of $0.2 million and transaction gains of $0.1 million during the three months ended April 30, 2016 and 2015, respectively, in other income (expense), net, in the consolidated statements of operations. The $0.2 million in foreign exchange transaction losses recognized for the year ended January 31, 2016 included $0.6 million losses from foreign currency forward contracts which we entered into during the three months ended April 30, 2016. In November 2014, we entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally have an original maturity term of one month. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact hedging activities could have on our results of operations. The fair value of foreign currency forward contracts outstanding as of April 30, 2016 was a loss of $56,000.

Interest Rate Risk

We had cash and cash equivalents of $203.0 million as of April 30, 2016, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2016 from those disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report for the year ended January 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision of, and with the participation of, our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On December 17, 2015, a purported securities class action entitled Vikramkumar v. Nimble Storage, Inc., et al. was filed in the United States District Court for the Northern District of California, against the Company and certain of its officers and directors. A second purported securities class action entitled Guardino v. Nimble Storage, Inc., et al. was filed on December 23, 2015, and a third purported class action entitled Madhani v. Nimble Storage, Inc., et al. was filed on February 5, 2016, also in the Northern District of California against the same parties. The complaints in the three actions allege claims under Sections 10(b) and 20(a) of the Exchange Act based on allegedly misleading statements regarding the Company’s business and financial results. On March 28, 2016, the Court ordered that the three actions be consolidated under the caption In re Nimble Storage, Inc. Securities Litigation, or In re Nimble Sec. Lit. A consolidated amended complaint is scheduled to be filed in the In re Nimble Sec. Lit. matter on June 10, 2016.

On February 23, 2016, a purported shareholder derivative action entitled Schwartz v. Vasudevan, et al., or Schwartz, was filed in the United States District Court for the Northern District of California, against certain of the Company’s officers and directors. The complaint alleges that defendants breached their fiduciary duties by allowing the Company to make allegedly misleading statements regarding the Company’s business and financial results, and by selling stock while in possession of material non-public information. On April 20, 2016, the Court entered an order pursuant to a stipulation by the parties to stay the Schwartz matter until the In re Nimble Sec. Lit. matter is dismissed with prejudice, or defendants file an answer in the In re Nimble Sec. Lit. matter. On April 26, 2016, a purported shareholder derivative action entitled Goldstein v. Vasudevan, et al., or Goldstein, was filed in the United States District Court for the Northern District of California, against certain of the Company’s officers and directors. The complaint makes substantially the same allegations as in the Schwartz matter, alleging causes of action for breach of fiduciary duty, unjust enrichment, waste, and violation of Section 14(a) of the Exchange Act. Defendants have not yet responded to the Goldstein complaint.

On May 19, 2016, a purported shareholder derivative action entitled Chua v. Vasudevan, et al., or Chua, was filed in the Superior Court of California, County of Santa Clara, against certain of the Company’s officers and directors. The complaint makes substantially the same allegations as the Schwartz and Goldstein matters, alleging causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. Defendants have not yet responded to the Chua complaint.

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

We have incurred net losses in all fiscal years since our inception, including net losses of $43.1 million, $98.8 million, $120.1 million and $42.7 million in the years ended January 31, 2014, 2015 and 2016 and the three months ended April 30, 2016, respectively. As of April 30, 2016, we had an accumulated deficit of $362.7 million. We anticipate that we will continue to operate in a net loss position for the foreseeable future as we continue to develop our technology, enhance our product and service offerings, expand our sales channels, expand our operations and hire additional employees, particularly in sales, marketing and research and development. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. In future periods, our profitability could be adversely affected for a number of possible reasons, including slowing demand for our products or services, increasing competition, returns on investments we make in our business that are less than expected, changes in the way storage services are consumed, a decrease in the growth of the storage market or general economic conditions. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may suffer.

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

If the market for our storage products does not grow as we anticipate, our revenue may not grow and our operating results would be harmed.

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

Our operating results have historically fluctuated and may continue to fluctuate from quarter to quarter, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the budgeting cycles and purchasing practices of end-customers;

•	increasing number and size of orders from Global 5000 companies and other large enterprises and cloud service providers that may require longer sales cycles;

•	price competition;

•	our ability to attract and retain new channel partners and end-customers;

•	the timing and success of new product and service introductions by us or our competitors, including the introduction and success of our AF-Series All Flash arrays;

•	the increasing use of cloud computing and storage-as-a-service by our end-customers;

•	deferral of orders in anticipation of new products or product enhancements announced by us or our competitors;

•	our ability to sell additional products to existing channel partners and end-customers;

•	changes in end-customer requirements or market needs and our inability to make corresponding changes to our business;

•	any potential disruption in our sales channels or termination of our relationship with important channel partners;

•	changes in the competitive landscape, including consolidation among our competitors or end-customers;

•	potential seasonality in the markets we serve;

•	general economic conditions, both domestically and in our foreign markets;

•	material changes in end-customer adoption of our product or service offerings, such as our Storage on Demand, or SoD, offering, that may change the timing of revenue recognition;

•	our inability to provide adequate support to our end-customers;

•	our ability to control the costs of manufacturing our products, including the cost of components;

•	our inability to fulfill our end-customers’ orders due to supply chain delays or events that impact our manufacturers or their suppliers;

•	our inability to adjust certain fixed costs and expenses, particularly in research and development, for changes in demand;

•	the timing of certain payments and related expenses, such as sales commissions;

•	increases or decreases in our revenue and expenses caused by fluctuations in foreign currency exchange rates, as an increasing portion of our revenue is collected and expenses are incurred and paid in currencies other than the U.S. dollar;

•	the cost of and potential outcomes of existing and future claims or litigation, which could have a material adverse effect on our business;

•	future accounting pronouncements and changes in our accounting policies; and

•	changes in tax laws or tax regulations.

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

Because of our limited visibility into end-customer demand, our ability to accurately forecast our future revenue is limited. We sell our products primarily through our network of channel partners that accounted for 92%, 98%, 99% and 99% of our total revenue in the years ended January 31, 2014, 2015 and 2016 and the three months ended April 30, 2016, respectively. We place orders with our third-party manufacturer based on our forecasts of our end-customers’ requirements and forecasts provided by our channel partners. These forecasts are based on multiple assumptions, each of which might cause our estimates to be inaccurate, thereby affecting our ability to provide products to our end-customers. When demand for our products increases significantly, we may not be able to meet it on a timely basis, and we may need to expend a significant amount of time working with our end-customers to allocate limited supply and maintain positive end-customer relations, or we may incur additional costs to accelerate the manufacture and delivery of additional products. If we or our channel partners underestimate end-customer demand, we may forego revenue opportunities, lose market share and damage our end-customer relationships. Conversely, if we overestimate demand for our products and consequently purchase significant amounts of components or hold inventory, we could incur additional costs and potentially incur related charges, which could adversely affect our operating results.

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

Our CS Series of storage products accounted for a majority of our total revenue in the year ended January 31, 2016. In February 2016, we introduced our new AF-Series of storage products. We anticipate that our AF products and our CS products will account for a majority of our revenue for the foreseeable future. As a result, our revenue could be reduced as a result of:

•	any decline in demand for these products;

•	the introduction of products and technologies by us or our competitors that serve as a replacement or substitute for, or represent an improvement over, our products;

•	technological innovations or new communications standards that our products do not address;

•	our failure or inability to predict changes in our industry or end-customers’ demands or to design products or enhancements that meet end-customers’ increasing demands; and

•	our inability to release enhanced versions of our current products or new product lines on a timely basis.

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

Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

•	potential for broader market acceptance of their storage architectures and solutions;

•	greater name recognition and longer operating histories;

•	larger sales and marketing and end-customer support budgets and resources;

•	broader distribution and established relationships with distribution partners and end-customers;

•	the ability to bundle storage products with other technology products and services, or offer a broader range of storage solutions to better fit certain end-customers’ needs;

•	lower labor and development costs;

•	larger and more mature intellectual property portfolios;

•	substantially greater financial, technical and other resources; and

•	greater resources to make acquisitions.

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

Our growth strategy is dependent, in part, upon continuing to increase sales of our products to larger enterprises. Sales to these types of end-customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities. These risks include:

•	competition from larger competitors that traditionally target larger enterprises and that may have pre-existing relationships or purchase commitments from those end-customers;

•	successfully introducing, selling and supporting our recently announced our AF-Series All Flash arrays;

•	successfully supporting fibre channel products, as many large enterprises often require products that support this technology;

•	successfully introducing and supporting other new products in the future that are either required or preferred by large enterprises;

•	increased purchasing power and leverage held by large end-customers in negotiating price and other contractual arrangements;

•	more stringent support requirements;

•	longer sales cycles and the associated risk that substantial time and resources may be spent on potential end-customers that elect not to purchase our products; and

•	certain end-customers may have already adopted modern competitive storage system architectures in some of their operations, thereby making adoption of our architecture a more difficult value proposition for our sales force to make.

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

We have experienced rapid growth over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount significantly over the next 12 months. Since we initially launched our products in August 2010, our number of end-customers grew to over 8,100 as of April 30, 2016. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational and financial resources.

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

Many of our employees were previously employed at current or potential competitors. We may be subject to claims that these employees have divulged or we have used proprietary information of these employees’ former employers. For example, in 2013 and 2014, NetApp, Inc. filed lawsuits against us alleging that we and certain of our employees violated NetApp’s proprietary rights. Although we have settled the NetApp lawsuits and both matters have been dismissed with prejudice, litigation may be necessary to defend against other similar future claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper our ability to develop new products and features for existing products, which could severely harm our business. Even if we are successful in defending against future claims, litigation could result in substantial costs and be a distraction to management.

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

Federal, state or foreign government bodies or agencies have in the past adopted, and could in the future adopt, laws and regulations affecting data privacy and the use of the Internet as a commercial medium. Changing laws, regulations and standards applying to the solicitation, collection, processing or use of various information could affect our end-customers’ ability to use and share data, potentially restricting our ability to store, process and share data with our end-customers through our InfoSight platform, and in turn limit our ability to provide real-time and predictive end-customer support. For example, in Europe, the Court of Justice of the European Union recently invalidated the “US-EU Safe Harbor framework,” (which created a safe harbor under the European Data Protection Directive for certain European data transfers to the U.S.) and the European Commission and U.S. Department of Commerce have proposed a new concept of the “Privacy Shield” to replace this framework. However, the Privacy Shield has been the subject of much criticism from European regulators and it is unclear whether it will be transposed into law in its present form. In addition, text of a new EU General Data Protection Regulation has been agreed which will be implemented by May 2018, creating a new data privacy regime in Europe. As such, the privacy landscape in Europe is in a state of flux and any stricter regulation with regards to the solicitation, collection, processing or use of various information (including European data transfers to the U.S.) in the future may impact our end-customers and our business. If we are not able to adjust to changing laws, regulations and standards related to the Internet, our business could be harmed.

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

The SEC’s conflict minerals rule requires disclosure by public companies of the origin, source and chain of custody of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule requires companies to obtain sourcing data from suppliers, engage in supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. The rule could limit our ability to source at competitive prices and to secure sufficient quantities of certain minerals (or derivatives thereof) used in the manufacture of our products, specifically tantalum, tin, gold and tungsten, as the number of suppliers that provide conflict-free minerals may be limited. We have and will continue to incur costs associated with complying with the rule, such as costs related to the determination of the origin, source and chain of custody of the minerals used in our products, the adoption of conflict minerals-related governance policies, processes and controls, and possible changes to products or sources of supply as a result of such activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the data collection and due diligence procedures that we implement, which may harm our reputation. Furthermore, we may encounter challenges in satisfying those end-customers that require that all of the components of our products be certified as conflict free, and if we cannot satisfy these end-customers, they may choose a competitor’s products. We filed the Conflict Minerals Report with the SEC on May 31, 2016.

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

As part of our business strategy, we may make investments in complementary companies, products or technologies. However, we have not made any material acquisitions to date, and as a result, our ability as an organization to acquire and integrate other companies, products or technologies in a successful manner is unproven. We may not be able to find suitable acquisition candidates, or we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our end-customers, investors or securities analysts. In addition, if we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our Company, our operating results could be adversely affected. We may also incur unforeseen liabilities which could materially and adversely affect our operating results. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that impede our ability to manage our operations.

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

Our directors and executive officers, together with their affiliates, beneficially own, in the aggregate, 21% of our outstanding common stock as of May 31, 2016. As a result, these stockholders, acting together, have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	First Amendment to Office Lease, dated February 19, 2016, by and between the Registrant and ARC NSSNJCA001, LLC as assignee of RO Parkway Associates, LLC.

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on the 8th day of June, 2016.

NIMBLE STORAGE, INC.

By:	/s/ Anup Singh
Anup Singh Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)