Form 10-Q
period 2016-07-31
Nimble Storage Inc
filed 2016-09-09
CIK 1452751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

As of August 31, 2016, there were approximately 85.1 million shares of the Registrant’s Common Stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Nimble Storage, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	As of
	July 31,	January 31,
	2016	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$194,218	$211,160
Restricted cash, current	488	793
Accounts receivable, net of allowance for doubtful accounts of $41 as of July 31, 2016 and $25 as of January 31, 2016	49,115	50,432
Inventories	18,129	15,994
Prepaid expenses and other current assets	7,440	5,212

Total current assets	269,390	283,591
Property and equipment, net	50,041	47,404
Intangible asset, net	1,215	—
Other long-term assets	898	754

Total assets	$321,544	$331,749

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,711	$24,330
Accrued compensation and benefits	20,943	19,325
Deferred revenue, current portion	62,018	54,580
Other current liabilities	10,333	8,933

Total current liabilities	122,005	107,168
Deferred revenue, non-current portion	65,036	60,265
Other long-term liabilities	7,885	8,708

Total liabilities	194,926	176,141

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 5,000 shares authorized, no shares issued and outstanding as of July 31, 2016 and January 31, 2016	—	—
Common stock, par value of $0.001 per share; 750,000 shares authorized as of July 31, 2016 and January 31, 2016; 84,919 and 82,120 shares issued and outstanding as of July 31, 2016 and January 31, 2016, respectively	77	75
Additional paid-in capital	529,875	476,271
Accumulated other comprehensive loss	(695)	(731)
Accumulated deficit	(402,639)	(320,007)

Total stockholders’ equity	126,618	155,608

Total liabilities and stockholders’ equity	$321,544	$331,749

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
Revenue:
Product	$77,615	$66,752	$146,000	$126,945
Support and service	19,496	13,357	37,528	24,452

Total revenue	97,111	80,109	183,528	151,397
Cost of revenue:
Product	25,815	21,127	49,606	40,268
Support and service	8,553	6,637	16,360	12,289

Total cost of revenue	34,368	27,764	65,966	52,557
Gross profit	62,743	52,345	117,562	98,840
Operating expenses:
Research and development	29,593	24,539	55,740	46,248
Sales and marketing	61,678	47,860	122,122	92,303
General and administrative	10,792	9,449	21,234	18,710

Total operating expenses	102,063	81,848	199,096	157,261

Loss from operations	(39,320)	(29,503)	(81,534)	(58,421)
Interest income, net	47	61	120	129
Other expense, net	(339)	(379)	(563)	(303)

Loss before provision for income taxes	(39,612)	(29,821)	(81,977)	(58,595)
Provision for income taxes	338	288	655	500

Net loss	$(39,950)	$(30,109)	$(82,632)	$(59,095)

Net loss per share, basic and diluted	$(0.47)	$(0.38)	$(0.99)	$(0.76)

Weighted-average shares used to compute net loss per share, basic and diluted	84,482	78,228	83,823	77,381

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
Net loss	$(39,950)	$(30,109)	$(82,632)	$(59,095)
Other comprehensive income (loss), net of taxes:
Change in cumulative translation adjustment	(457)	(113)	36	(119)

Comprehensive loss	$(40,407)	$(30,222)	$(82,596)	$(59,214)

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(82,632)	$(59,095)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,578	6,938
Stock-based compensation expense	46,410	43,306
Loss on disposal of property and equipment	89	109
Provision for allowance for doubtful accounts	19	54
Allowance for inventory reserves	288	76
Changes in operating assets and liabilities:
Accounts receivable	1,298	(7,900)
Inventories	(4,002)	(1,639)
Prepaid expenses and other assets	(2,497)	58
Short term restricted cash	305	—
Accounts payable	1,770	3,308
Deferred revenue	12,209	23,458
Accrued and other liabilities	3,798	(2,104)

Net cash provided by (used in) operating activities	(12,367)	6,569
Cash flows from investing activities:
Purchase of property and equipment	(11,778)	(13,958)
Change in restricted cash	(6)	4

Net cash used in investing activities	(11,784)	(13,954)
Cash flows from financing activities:
Proceeds from exercise of stock options, net of repurchases	1,601	5,243
Proceeds from issuance of stock under employee stock purchase plan	5,568	7,201
Excess tax benefit from employee stock plans	—	226

Net cash provided by financing activities	7,169	12,670
Foreign exchange impact on cash and cash equivalents	40	(125)

Net increase (decrease) in cash and cash equivalents	(16,942)	5,160
Cash and cash equivalents, beginning of period	211,160	208,394

Cash and cash equivalents, end of period	$194,218	$213,554

Supplemental disclosure of cash flow information:
Cash paid for income taxes	349	207
Cash paid for interest	17	18
Supplemental disclosure of noncash investing and financing activities:
Purchase of property and equipment not yet paid	3,421	6,367
Transfers of evaluation units from inventory to property and equipment	1,813	381
Purchase of intangible assets not yet paid	1,250	—
Vesting of early exercised stock options	362	720

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

Basis of Presentation and Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and include the consolidated accounts of the Company and its subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation.

These interim consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company, the Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Loss and the Consolidated Statements of Cash Flows. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the Securities and Exchange Commission, or SEC, rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, or Annual Report, for the year ended January 31, 2016 filed with the SEC on March 31, 2016. The results of operations for the three and six months ended July 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies for the three and six months ended July 31, 2016, as compared to the significant accounting policies described in the Company’s Annual Report for the fiscal year ended January 31, 2016.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, the determination of the best estimated selling prices of deliverables included in multiple-deliverable revenue arrangements; the allowance for doubtful accounts; provision for excess or obsolete inventory; the useful lives of property and equipment and intangible asset; the determination of the best estimated achievement of financial performance metrics related to the Company’s performance-based stock awards, and the fair value of the Company’s market-based stock awards. Actual results could differ from these estimates.

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

The Company performs ongoing credit evaluations of its end-customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company’s policy is to maintain an allowance for doubtful accounts based upon the expected collectability of its accounts receivable, which takes into consideration specific end-customer creditworthiness and current economic trends. Of all the Company’s customers, which include direct end-customers and channel partners, including value added resellers, or VARs, and distributors, the following distributors individually accounted for more than 10% of the Company’s accounts receivable and revenue at the end of and for each period presented:

	% of Accounts Receivable		% of Revenue
	As of		Six Months Ended July 31,
	July 31, 2016	January 31, 2016	2016	2015
Customer A	32%	41%	37%	41%
Customer B	34%	26%	30%	20%
Customer C	10%	*	14%	18%

*	Represents less than 10%.

There are no concentrations of business transacted with a particular market that would severely impact the Company’s business in the near term. However, the Company currently relies on one key contract manufacturer and supplier to produce most of its products; any disruption or termination of these arrangements could materially adversely affect the Company’s operating results.

Warranties

The Company provides a standard one-year warranty for hardware components covering material defects in materials and workmanship. In addition, the Company provides a 90-day warranty on the embedded software in its products for non-conformance with documented specifications. The Company accrues for estimated warranty costs based upon historical experience, and periodically assesses the adequacy of its recorded warranty liability at the end of each period. These costs are expensed as incurred and included in the cost of product revenue in the Company’s consolidated statements of operations. In addition, failed parts recovered from customers are submitted to the Company’s suppliers for repair or replacement. These cost recoveries are offset against the Company’s warranty costs. The Company records warranty liability in other current liabilities in its consolidated balance sheet. As of July 31, 2016, the Company’s warranty liability was not material.

Stock-Based Compensation

The Company estimates fair value for its stock-based awards, including employee and non-employee director stock options, and purchases under its employee stock purchase plan, or ESPP, using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires the input of expected volatility of the price of the Company’s common stock. In prior periods, the expected volatility was based on the historical volatilities of the Company’s publicly traded peer group as the Company did not have a sufficient trading history for its common stock. In the first quarter of fiscal 2017, the Company had over two years of trading history for its common stock and call options. As a result, the Company determined the expected volatility based on a combination of its historical volatility of its common stock price and implied volatility of its call options.

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

3. Net Loss Per Share

The following potentially dilutive securities were excluded (as common stock equivalents) from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive (in thousands):

	As of July 31,
	2016	2015
Unvested restricted stock units	13,535	7,823
Shares subject to options to purchase common stock	7,905	10,033
Employee stock purchase plan	717	341
Unvested early exercised common shares	81	411

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

Beginning in November 2014, the Company entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. These are not designated hedge instruments. These instruments are marked to market through earnings every period and generally have an original maturity period of one month. These instruments are classified within level 2 of the fair value hierarchy. The Company’s derivative assets and derivative liabilities as of July 31, 2016 and January 31, 2016 are as follows (in thousands):

	As of July 31, 2016		As of January 31, 2016
	Nominal Amount	Fair Value Gain (Loss)	Nominal Amount	Fair Value Gain (Loss)
Forward Contracts:
Purchased	$—	$—	$—	$—
Sold	$11,602	$(111)	$14,535	$58

5. Balance Sheet Components

Inventory

Inventories consist primarily of raw materials related to component parts, finished goods, which include both inventory held for sale and service inventory held at service depots in support of end-customer service agreements, and end-customer evaluation inventory. Service inventory held at service depots was $6.8 million and $5.6 million as of July 31, 2016 and January 31, 2016, respectively.

The following is a summary of the Company’s inventories, net of inventory provisions recorded to adjust inventory to its estimated realizable value, by major category (in thousands):

	As of
	July 31, 2016	January 31, 2016
Raw materials	$2,715	$2,296
Finished goods	9,325	9,005
Evaluation inventory	6,089	4,693

	$18,129	$15,994

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of
	July 31, 2016	January 31, 2016
Computer equipment	$15,840	$14,012
Lab equipment	36,730	28,734
Software	7,085	5,470
Furniture and fixtures	4,995	4,497
Leasehold improvements	18,279	17,514
Construction in progress	3,640	3,692
Demonstration equipment	3,054	2,287

Total property and equipment	89,623	76,206
Less: accumulated depreciation	(39,582)	(28,802)

Total property and equipment, net	$50,041	$47,404

Depreciation expense related to property and equipment was $5.4 million and $3.6 million for the three months ended July 31, 2016 and 2015, respectively, and $10.5 million and $6.9 million for the six months ended July 31, 2016 and 2015, respectively.

Intangible Asset

Intangible asset is stated at cost, net of accumulated amortization. During the three months ended July 31, 2016, the Company purchased the intellectual property rights of software to be used internally for $1.25 million. The Company estimated the useful life of this intangible asset to be three years. As of July 31, 2016, the net book value of this intangible asset was $1.22 million, which was net of $35,000 accumulated amortization.

6. Commitments and Contingencies

Leases

The Company leases its facilities under various noncancelable operating leases with fixed rental payments. Rent expense totaled $1.9 million and $1.5 million for the three months ended July 31, 2016 and 2015, respectively, and $3.9 million and $3.0 million for the six months ended July 31, 2016 and 2015, respectively.

Future minimum commitments under these operating leases as of July 31, 2016 were as follows (in thousands):

Years ending January 31:
2017 (remaining six months)	$4,240
2018	7,501
2019	6,977
2020	6,979
2021	7,149
Thereafter	6,545

$39,391

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

On December 17, 2015, a purported securities class action entitled Vikramkumar v. Nimble Storage, Inc., et al. was filed in the United States District Court for the Northern District of California, against the Company and certain of its officers and directors. A second purported securities class action entitled Guardino v. Nimble Storage, Inc., et al. was filed on December 23, 2015, and a third purported class action entitled Madhani v. Nimble Storage, Inc., et al. was filed on February 5, 2016, also in the Northern District of California against the same parties. The complaints in the three actions allege claims under Sections 10(b) and 20(a) of the Exchange Act based on allegedly misleading statements regarding the Company’s business and financial results. On March 28, 2016, the Court ordered that the three actions be consolidated under the caption In re Nimble Storage, Inc. Securities Litigation, or In re Nimble Sec. Lit. A consolidated amended complaint was filed in the In re Nimble Sec. Lit. matter on June 10, 2016. The Company filed a motion to dismiss the consolidated amended complaint on July 25, 2016. Given the early stage in the litigation, the Company is unable to estimate a possible loss or range of possible loss.

On February 23, 2016, a purported shareholder derivative action entitled Schwartz v. Vasudevan, et al., or Schwartz, was filed in the United States District Court for the Northern District of California, against certain of the Company’s officers and directors. The complaint alleges that defendants breached their fiduciary duties by allowing the Company to make allegedly misleading statements regarding the Company’s business and financial results, and by selling stock while in possession of material non-public information. On April 20, 2016, the Court entered an order pursuant to a stipulation by the parties to stay the Schwartz matter until the In re Nimble Sec. Lit. matter is dismissed with prejudice, or defendants file an answer in the In re Nimble Sec. Lit. matter. On April 26, 2016, a purported shareholder derivative action entitled Goldstein v. Vasudevan, et al., or Goldstein, was filed in the United States District Court for the Northern District of California, against certain of the Company’s officers and directors. The complaint makes substantially the same allegations as in the Schwartz matter, alleging causes of action for breach of fiduciary duty, unjust enrichment, waste, and violation of Section 14(a) of the Exchange Act. On June 14, 2016, the Court entered an order pursuant to a stipulation by the parties to consolidate the Schwartz and Goldstein matters under the caption In re Nimble Storage, Inc. Derivative Litigation, or In re Nimble Deriv. Lit., and to stay the consolidated matter until the In re Nimble Sec. Lit. matter is dismissed with prejudice, or defendants file an answer in the In re Nimble Sec. Lit. matter. Given the early stage in the litigation, the Company is unable to estimate a possible loss or range of possible loss.

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

7. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense related to stock options, restricted stock units, or RSUs, and the ESPP (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Cost of product revenue	$728	$660	$1,343	$1,205
Cost of support and service revenue	1,568	1,304	2,953	2,461
Research and development	7,773	6,638	13,919	12,069
Sales and marketing	9,727	9,389	20,340	19,500
General and administrative	4,067	4,330	7,855	8,071

Total stock-based compensation expense	$23,863	$22,321	$46,410	$43,306

The Company grants RSUs to certain employees based on the Company meeting certain performance thresholds. The estimated probability of the number of these RSUs expected to vest is assessed for each reporting period until the total shares granted are determined. The stock-based compensation expense related to these RSUs totaled $1.2 million and $4.1 million for the three months ended July 31, 2016 and 2015, respectively, and $2.7 million and $7.2 million for the six months ended July 31, 2016 and 2015, respectively. The reduction of expense related to these RSUs in the three and six months ended July 31, 2016 is due to a reduction in the performance achieved in fiscal year 2016 as compared to the previously forecasted fiscal year 2016 performance as of the three and six months ended July 31, 2015.

Beginning in March 2016, the Company granted RSUs to certain employees, contingent on the achievement of the Company’s comparative market-based returns which is based on the Company’s stock price compared against a market index. The fair value of these market-based RSUs is estimated using the Monte Carlo option-price model on the date of grant as the RSUs contain both service and market conditions. The stock-based compensation expense related to these RSUs was $0.1 million and $0.2 million for the three and six months ended July 31, 2016, respectively.

8. Income Taxes

The Company’s provision for income taxes of $0.3 million and $0.7 million for the three and six months ended July 31, 2016, respectively, consisted of current foreign taxes and current state taxes. The Company’s provision for income taxes of $0.3 million and $0.5 million for the three and six months ended July 31, 2015, respectively, consisted of current foreign taxes and current state taxes.

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

Revenue by region, based on the bill to mailing address of the end-customer, for the periods presented was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
North America	$74,298	$64,107	$143,479	$122,010
EMEA	13,109	10,201	24,875	19,452
APAC	9,704	5,801	15,174	9,935

Total revenue	$97,111	$80,109	$183,528	$151,397

Long-lived assets located in the following countries and regions as of each period end were as follows (in thousands):

	As of
	July 31, 2016	January 31, 2016
North America	$51,289	$47,277
Other	865	881

Total long-lived assets	$52,154	$48,158

10. Line of Credit

In February 2016, there was a $0.5 million reduction of the available line of credit related to a letter of credit issued as collateral to secure various business operating activities. As of July 31, 2016, the remaining credit facility available for borrowings was $9.5 million. In July 2016, the Company extended the term of the credit facility, which now expires in

August 2018. Under this renewal, amounts outstanding under the credit facility bear interest at 2.25% above LIBOR with accrued interest payable on a monthly basis. In addition, the Company is obligated to pay a commitment fee of 0.20% per annum on the unused portion of the credit facility, with such fee payable on a quarterly basis. As of July 31, 2016, the commitment fee was capitalized and being amortized on the Company’s consolidated balance sheet. Under this renewal, the Company granted Wells Fargo a first priority lien in its accounts receivable and other corporate assets, agreed to not pledge its intellectual property to other parties and became subject to certain reporting and financial covenants, as follows: (i) maintain minimum tangible net worth, defined as the aggregate of total stockholders’ equity plus subordinated debt less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals, of $65 million; and (ii) maintain a monthly ratio of not less than 1.25 to 1.00, based on the aggregate of its cash and net accounts receivable divided by total current liabilities minus current deferred revenue. As of July 31, 2016, no amounts had been drawn against the credit facility.

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

In February 2016, we introduced our AF-Series All Flash arrays, which combine the high performance of flash with the predictive analytics of InfoSight to deliver the performance, scalability and availability required to optimize high-performance applications with deterministic latency requirements. In addition, for All Flash arrays introduced in February 2016, our end-customers that opt to renew three-year support contracts have an option to receive a free controller upgrade that is guaranteed to be faster. In August 2016, we started shipping our AF1000, which is a full-featured entry level All-Flash array. In addition, we also introduced a new family of Adaptive Flash arrays with up to double the performance and up to 40% lower cost of capacity.

We typically recognize product revenue upon the shipment of these products. We also offer support and maintenance services including InfoSight, for periods ranging from one to five years, and recognize revenue over the term of the related support and maintenance agreement. In addition, we recognize revenue for our Storage on Demand, or SoD, business as services are performed.

We sell our products through our network of channel partners and also engage our end-customers through our global sales force. Our channel partners act as an extension of our sales force to market our solutions directly to end-customers and do not hold inventory. For certain end-customer orders, products are shipped to resellers, distributors and third-party systems integrators for various reasons including importing of products to non-U.S. countries and systems integration (e.g. SmartStack integrations) prior to shipment to the end-customer or the end-customer specified location(s). We have sales offices located in several international locations, including Australia, England, Germany and Singapore. Our revenue outside North America was 23% and 20% of our total revenue for the three months ended July 31, 2016 and 2015, respectively, and 22% and 19% of our total revenue for the six months ended July 31, 2016 and 2015, respectively.

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

We have experienced significant growth in recent periods with total revenue of $97.1 million and $80.1 million in the three months ended July 31, 2016 and 2015, respectively, and $183.5 million and $151.4 million in the six months ended July 31, 2016 and 2015, respectively. Our net loss was $40.0 million and $30.1 million in the three months ended July 31, 2016 and 2015, respectively, and $82.6 million and $59.1 million in the six months ended July 31, 2016 and 2015, respectively. As our sales and end-customer base have grown, we have also experienced growth in our deferred revenue from $114.8 million as of January 31, 2016 to $127.1 million as of July 31, 2016. Our gross margin has declined from approximately 65.3% for the three and six months ended July 31, 2015, respectively, to 64.6% and 64.1% for the three and six months ended July 31, 2016, respectively. As a percentage of total revenue, our operating expenses have increased from 102% and 104% for the three and six months ended July 31, 2015, respectively, to 105% and 108% for the three and six months ended July 31, 2016, respectively. As a percentage of total revenue, our loss from operations has increased from (37%) and (39%) for the three and six months ended July 31, 2015, respectively, to (40%) and (44%) for the three and six months ended July 31, 2016, respectively. As a percentage of total revenue, our non-GAAP operating loss has increased from (9%) and (10%) for the three and six months ended July 31, 2015, respectively, to (16%) and (19%) for the three and six months ended July 31, 2016, respectively. A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is provided under “—Key Business Metrics”.

As a consequence of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenue and other operating results, including gross margin, operating expenses, loss from operations and non-GAAP operating loss as a percentage of our total revenue, are not necessarily meaningful and should not be relied upon as indications of future performance. Although we have experienced significant percentage growth in our total revenue, we do not believe that our historical growth rates are likely to be sustainable or indicative of future growth.

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

Key Business Metrics

We monitor the key business metrics set forth below in managing our business. We discuss revenue and gross margin below under “—Components of Operating Results.” Deferred revenue, cash flow from operating activities, free cash flow, non-GAAP net loss, non-GAAP operating loss and adjusted EBITDA are discussed immediately below the following table, with a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(dollars in thousands)
Total revenue	$97,111	$80,109	$183,528	$151,397
Year-over-year percentage increase	21%	49%	21%	51%
Gross margin	64.6%	65.3%	64.1%	65.3%
Deferred revenue, current and non-current	127,054	97,904	127,054	97,904
Net cash provided by (used in) operating activities	(4,069)	14,876	(12,367)	6,569
Net loss	(39,950)	(30,109)	(82,632)	(59,095)
Non-GAAP net loss	(16,087)	(7,788)	(36,222)	(15,789)
Loss from operations	(39,320)	(29,503)	(81,534)	(58,421)
Non-GAAP operating loss	(15,457)	(7,182)	(35,124)	(15,115)
Loss from operations as a percentage of total revenue	-40%	-37%	-44%	-39%
Non-GAAP operating loss as a percentage of total revenue	-16%	-9%	-19%	-10%
Adjusted EBITDA	(10,359)	(3,935)	(25,109)	(8,480)
Free cash flow	(9,071)	8,975	(24,145)	(7,389)

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

Cash Flow from Operating Activities

We monitor cash flow from operating activities as a measure of our overall business performance. Our cash flow from operating activities is driven in large part by our net losses. Monitoring cash flow from operating activities enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation and amortization and stock-based compensation costs, thereby allowing us to better understand and manage the cash needs of our business.

Free Cash Flow

We monitor free cash flow as a measure of our overall business performance. We define free cash flow as our net cash provided by (used in) operating activities, less the cash outflow used to purchase property and equipment. Monitoring free cash flow enables us to analyze our ability to generate cash after accounting for capital expenditures, thereby allowing us to better understand and manage the cash needs of our business. We have provided reconciliations below of free cash flow to net cash provided by (used in) operating activities, the most directly comparable U.S. GAAP financial measure.

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

Our use of non-GAAP net loss, non-GAAP operating loss, adjusted EBITDA and free cash flow has limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	Non-GAAP net loss, non-GAAP operating loss and adjusted EBITDA do not consider the potentially dilutive impact of equity-based compensation, which is an ongoing expense for us;

•	Adjusted EBITDA does not reflect cash capital expenditure requirements for additional capital expenditures;

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;

•	Free cash flow excludes cash provided by financing and investing activities, except for cash used for purchase of property and equipment; and

•	Other companies, including companies in our industry, may calculate non-GAAP net loss, non-GAAP operating loss, adjusted EBITDA and free cash flow differently, which reduces their usefulness as comparative measures.

Because of these limitations, you should consider non-GAAP net loss, non-GAAP operating loss, adjusted EBITDA and free cash flow alongside other financial performance measures, including various cash flow metrics, net loss and our other U.S. GAAP results.

Reconciliations of non-GAAP net loss and adjusted EBITDA to net loss, non-GAAP operating loss to loss from operations and free cash flow to net cash provided by (used in) operating activities are provided below:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)
Net loss	$(39,950)	$(30,109)	$(82,632)	$(59,095)
Stock-based compensation expense	23,863	22,321	46,410	43,306

Non-GAAP net loss	$(16,087)	$(7,788)	$(36,222)	$(15,789)

Interest income, net	(47)	(61)	(120)	(129)
Provision for income taxes	338	288	655	500
Depreciation and amortization	5,437	3,626	10,578	6,938

Adjusted EBITDA	$(10,359)	$(3,935)	$(25,109)	$(8,480)

Loss from operations	$(39,320)	$(29,503)	$(81,534)	$(58,421)
Stock-based compensation expense	23,863	22,321	46,410	43,306

Non-GAAP operating loss	$(15,457)	$(7,182)	$(35,124)	$(15,115)

Net cash provided by (used in) operating activities	$(4,069)	$14,876	$(12,367)	$6,569
Purchase of property and equipment	(5,002)	(5,901)	(11,778)	(13,958)

Free cash flow	$(9,071)	$8,975	$(24,145)	$(7,389)

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

Gross Margin

Gross margin, or gross profit as a percentage of total revenue, has been and will continue to be affected by a variety of factors, including the average sales price of our storage products and related support and service contracts, manufacturing and overhead costs including personnel costs, component costs, the mix of products sold, sales incentive payments paid to our channel partners, and our ability to leverage our existing infrastructure as we continue to grow. We expect our gross margins to fluctuate over time depending on the factors described above.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of our operating expenses.

Research and Development. Research and development expense consists primarily of personnel costs and allocated overhead and also includes depreciation expense from property and equipment purchases, and consulting and other costs to support our development activities. We have expensed all research and development costs as incurred. We expect research and development expense to continue to increase in absolute dollars as we continue to invest in our research and product development efforts to enhance our product capabilities, expand our product offerings and access new end-customer markets, although such expense may fluctuate as a percentage of total revenue.

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, sales commission costs and allocated overhead. We expense sales commission costs as incurred. Sales and marketing expense also includes costs for recruiting and training channel partners, market development programs, promotional and other marketing activities, travel, office equipment, depreciation of proof-of-concept evaluation units, amortization of intangible asset and outside consulting costs. We expect sales and marketing expense to continue to increase in absolute dollars as we expand our sales and marketing headcount in all markets and expand our international operations, although such expense may fluctuate as a percentage of total revenue.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$77,615	$66,752	$146,000	$126,945
Support and service	19,496	13,357	37,528	24,452

Total revenue	97,111	80,109	183,528	151,397
Cost of revenue:
Product(1)	25,815	21,127	49,606	40,268
Support and service(1)	8,553	6,637	16,360	12,289

Total cost of revenue	34,368	27,764	65,966	52,557
Total gross profit	62,743	52,345	117,562	98,840
Operating expenses:
Research and development(1)	29,593	24,539	55,740	46,248
Sales and marketing(1)	61,678	47,860	122,122	92,303
General and administrative(1)	10,792	9,449	21,234	18,710

Total operating expenses	102,063	81,848	199,096	157,261

Loss from operations	(39,320)	(29,503)	(81,534)	(58,421)
Interest income, net	47	61	120	129
Other expense, net	(339)	(379)	(563)	(303)

Loss before provision for income taxes	(39,612)	(29,821)	(81,977)	(58,595)
Provision for income taxes	338	288	655	500

Net loss	$(39,950)	$(30,109)	$(82,632)	$(59,095)

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$728	$660	$1,343	$1,205
Cost of support and service revenue	1,568	1,304	2,953	2,461
Research and development	7,773	6,638	13,919	12,069
Sales and marketing	9,727	9,389	20,340	19,500
General and administrative	4,067	4,330	7,855	8,071

Total stock-based compensation expense	$23,863	$22,321	$46,410	$43,306

Comparison of the Three and Six Months Ended July 31, 2016 and 2015

Revenue

	Three Months Ended July 31,				Six Months Ended July 31,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Revenue:
Product	$77,615	$66,752	$10,863	16%	$146,000	$126,945	$19,055	15%
Support and service	19,496	13,357	6,139	46	37,528	24,452	13,076	53

Total revenue	$97,111	$80,109	$17,002	21%	$183,528	$151,397	$32,131	21%

Total revenue increased by $17.0 million, or 21%, during the three months ended July 31, 2016 compared to the three months ended July 31, 2015. Total revenue increased by $32.1 million, or 21%, during the six months ended July 31, 2016 compared to the six months ended July 31, 2015. The revenue growth reflects increased demand for our storage products and related support and service. The increase in product revenue was driven by higher sales of our storage products, including sales of our newly launched All Flash arrays, to existing and new end-customers, faster growth from enterprises and cloud service providers, larger deployments, and international expansion. We acquired over 2,600 new end-customers from July 31, 2015 to July 31, 2016. The increase in support and service revenue, which includes our maintenance and InfoSight cloud-based predictive analytics service, was driven by higher product sales and the resulting expansion of our installed base of end-customers.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,				Six Months Ended July 31,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$25,815	$21,127	$4,688	22%	$49,606	$40,268	$9,338	23%
Support and service	8,553	6,637	1,916	29	16,360	12,289	4,071	33

Total cost of revenue	$34,368	$27,764	$6,604	24%	$65,966	$52,557	$13,409	26%

Gross margin	64.6%	65.3%			64.1%	65.3%

Cost of revenue increased by $6.6 million, or 24%, during the three months ended July 31, 2016 compared to the three months ended July 31, 2015. The increase in cost of product revenue was driven primarily by higher product sales. The increase in cost of product revenue was also impacted by higher costs of $0.3 million in our manufacturing operations, primarily driven by personnel costs associated with increased headcount. The increase in cost of support and service revenue was primarily attributable to higher costs of $1.6 million in our global end-customer support organization, primarily driven by personnel costs associated with increased headcount.

Cost of revenue increased by $13.4 million, or 26%, during the six months ended July 31, 2016 compared to the six months ended July 31, 2015. The increase in cost of product revenue was driven primarily by higher product sales. The increase in cost of product revenue was also impacted by higher costs of $0.7 million in our manufacturing operations, primarily driven by personnel costs associated with increased headcount. The increase in cost of support and service revenue was primarily attributable to higher costs of $3.3 million in our global end-customer support organization, primarily driven by personnel costs associated with increased headcount.

Gross margin decreased from 65.3% during the three months ended July 31, 2015 to 64.6% during the three months ended July 31, 2016, mainly due to lower product gross margin, partially offset by higher support and service gross margin. Product gross margin decreased by 1.7 percentage points from 68.4% to 66.7% during the three months ended July 31, 2016 compared to the three months ended July 31, 2015. The decrease in product gross margin from the prior year was mainly driven by changes in pricing and product mix. Support and service gross margin increased by 5.8 percentage points from 50.3% to 56.1% during the three months ended July 31, 2016 compared to the three months ended July 31, 2015. The improvements in support and service gross margin from the prior year were driven by increased revenue from our larger base of end-customers and economies of scale from our support organization, enabled by the automation capabilities of InfoSight.

Gross margin decreased from 65.3% during the six months ended July 31, 2015 to 64.1% during the six months ended July 31, 2016, mainly due to lower product gross margin, partially offset by higher support and service gross margin. Product gross margin decreased by 2.3 percentage points from 68.3% to 66.0% during the six months ended July 31, 2016 compared to the six months ended July 31, 2015. The decrease in product gross margin from the prior year was mainly driven by changes in pricing and product mix. Support and service gross margin increased by 6.7 percentage points from 49.7% to 56.4% during the six months ended July 31, 2016 compared to the six months ended July 31, 2015. The improvements in support and service gross margin from the prior year were driven by increased revenue from our larger base of end-customers and economies of scale from our support organization, enabled by the automation capabilities of InfoSight.

Operating Expenses

	Three Months Ended July 31,				Six Months Ended July 31,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$29,593	$24,539	$5,054	21%	$55,740	$46,248	$9,492	21%
Sales and marketing	61,678	47,860	13,818	29	122,122	92,303	29,819	32
General and administrative	10,792	9,449	1,343	14	21,234	18,710	2,524	13

Total operating expenses	$102,063	$81,848	$20,215	25%	$199,096	$157,261	$41,835	27%

Includes stock-based compensation expense of:
Research and development	$7,773	$6,638	$1,135	17%	$13,919	$12,069	$1,850	15%
Sales and marketing	9,727	9,389	338	4	20,340	19,500	840	4
General and administrative	4,067	4,330	(263)	(6)	7,855	8,071	(216)	(3)

Total	$21,567	$20,357	$1,210	6%	$42,114	$39,640	$2,474	6%

Research and Development

Research and development expense increased by $5.1 million, or 21%, during the three months ended July 31, 2016 compared to the three months ended July 31, 2015. The increase was primarily due to a $3.2 million increase in personnel costs, including stock-based compensation, resulting from headcount growth to support further development of our storage products, and a $0.8 million increase in depreciation expense from property and equipment purchases as we further invested in our laboratory and test infrastructure.

Research and development expense increased by $9.5 million, or 21%, during the six months ended July 31, 2016 compared to the six months ended July 31, 2015. The increase was primarily due to a $6.4 million increase in personnel costs, including stock-based compensation, resulting from headcount growth to support further development of our storage products, a $1.7 million increase in depreciation expense from property and equipment purchases as we further invested in our laboratory and test infrastructure, and a $0.7 million increase in allocated overhead resulting from higher facilities utilization.

Sales and Marketing

Sales and marketing expense increased by $13.8 million, or 29%, during the three months ended July 31, 2016 compared to the three months ended July 31, 2015. The increase was primarily due to a $6.7 million increase in personnel costs, including stock-based compensation, resulting from headcount growth, a $3.2 million increase in commission expense related to higher sales, a $0.9 million increase in travel and entertainment expenses, and a $0.9 million increase in advertising and tradeshow expenses.

Sales and marketing expense increased by $29.8 million, or 32%, during the six months ended July 31, 2016 compared to the six months ended July 31, 2015. The increase was primarily due to a $13.2 million increase in personnel costs, including stock-based compensation, resulting from headcount growth, a $7.3 million increase in commission expense related to higher sales, a $3.2 million increase in advertising and tradeshow expenses, a $1.8 million increase in travel and entertainment expenses, and a $1.7 million increase in allocated overhead resulting from higher facilities utilization.

General and Administrative

General and administrative expense increased by $1.3 million, or 14%, during the three months ended July 31, 2016 compared to the three months ended July 31, 2015. The increase was primarily due to a $0.8 million increase in personnel costs, including stock-based compensation expense, resulting from headcount growth.

General and administrative expense increased by $2.5 million, or 13%, during the six months ended July 31, 2016 compared to the six months ended July 31, 2015. The increase was primarily due to a $2.1 million increase in personnel costs, including stock-based compensation expense, resulting from headcount growth.

Interest Income and Other Expense, Net

	Three Months Ended July 31,				Six Months Ended July 31,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Interest income, net	$47	$61	$(14)	(23)%	$120	$129	$(9)	(7)%
Other expense, net	(339)	(379)	40	(11)%	(563)	(303)	(260)	86%

Other expense, net consisted primarily of gains (losses) from the remeasurement of our foreign currency denominated assets. The decrease in the losses from the remeasurement of our foreign currency denominated assets during the three months ended July 31, 2016 compared to the three months ended July 31, 2015 resulted from realized gains from our foreign currency forward contracts, partially offset by the net remeasurement losses from the depreciation of the U.S. dollar against foreign currencies. The increase in the losses from the remeasurement of our foreign currency denominated assets during the six months ended July 31, 2016 compared to the six months ended July 31, 2015 resulted from the net remeasurement losses from the depreciation of the U.S. dollar against foreign currencies, and the realized losses from our foreign currency forward contracts. We enter into foreign currency forward contracts that generally mature within 30 days to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. For the three months ended July 31, 2016 and 2015, we recognized $0.5 million and $0.2 million in realized gains related to foreign currency forward contracts, respectively. For the six months ended July 31, 2016 and 2015, we recognized $0.1 million and $0.1 million in realized losses related to foreign currency forward contracts, respectively.

Provision for Income Taxes

	Three Months Ended July 31,				Six Months Ended July 31,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Provision for income taxes	$338	$288	$50	17%	$655	$500	$155	31%

The increase in the provision for income taxes during the three and six months ended July 31, 2016 compared to the three and six months ended July 31, 2015 was primarily due to an increase in foreign taxes related to inter-company cost plus agreements with our international subsidiaries.

Liquidity and Capital Resources

	As of
	July 31, 2016	January 31, 2016
	(in thousands)
Cash and cash equivalents	$194,218	$211,160

	Six Months Ended July 31,
	2016	2015
	(dollars in thousands)
Cash provided by (used in) operating activities	$(12,367)	$6,569
Cash used in investing activities	(11,784)	(13,954)
Cash provided by financing activities	7,169	12,670
Foreign exchange impact on cash and cash equivalents	40	(125)

Net increase (decrease) in cash and cash equivalents	$(16,942)	$5,160

Other Financial and Operational Metrics:
Days Sales Outstanding (1)	46	41
Days Sales Inventory (2)	50	48

(1)	Average days sales outstanding. This is calculated by taking the average beginning and ending accounts receivable divided by billings for the periods presented.
(2)	Average number of days we hold our inventory before sale. This is calculated by taking the average beginning and ending inventory divided by total cost of revenue excluding stock-based compensation for the periods presented.

At July 31, 2016, our cash and cash equivalents were $194.2 million, of which approximately $5.5 million was held outside of the United States and not immediately available to fund domestic operations and obligations. We do not enter into investments for trading or speculative purposes.

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

Operating Activities

During the six months ended July 31, 2016, cash used in operating activities was $12.4 million. The primary factors affecting our cash flows from operations during this period were our net loss of $82.6 million, partially offset by non-cash charges of $46.4 million for stock-based compensation, $10.6 million for depreciation and amortization of our property and equipment and intangible asset, and net cash flows of $12.9 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was a $12.2 million increase in deferred revenue due to higher sales of support and service contracts, a $5.6 million increase in accounts payable and accrued liabilities as a result of timing of payments, and a $1.3 million decrease in accounts receivable. This was partially offset by a $4.0 million increase in inventory and a $2.5 million increase in prepaid expenses. We expect operating cash flows to continue to be affected by our net loss as well as the timing of sales and collections.

During the six months ended July 31, 2015, cash provided by operating activities was $6.6 million. The primary factors affecting our cash flows from operations during this period were our net loss of $59.1 million, partially offset by non-cash charges of $43.3 million for stock-based compensation, $6.9 million for depreciation of our property and equipment, and net cash flows of $15.2 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was a $23.5 million increase in deferred revenue due to higher sales of support and service contracts and a $1.2 million increase in accounts payable and accrued liabilities as a result of increase in inventory purchases and timing of payments. This was partially offset by an increase of $7.9 million in accounts receivable which was attributable to increased sales, and a $1.6 million increase in inventories.

Investing Activities

Cash used in investing activities during the six months ended July 31, 2016 was $11.8 million, primarily resulting from the purchase of property and equipment due to an increase in expansion of our research and development for our new products, including our new All Flash arrays, and overall infrastructure. We expect to continue to make such purchases of property and equipment to support the continued growth of our business.

Cash used in investing activities during the six months ended July 31, 2015 was $14.0 million, primarily resulting from the purchase of property and equipment due to an increase in expansion of our research and development and overall infrastructure.

Financing Activities

Cash provided by financing activities for the six months ended July 31, 2016 was $7.2 million, primarily resulting from $5.6 million of proceeds from issuance of common stock under our ESPP, and $1.6 million of proceeds from the exercise of stock options, net of repurchases of unvested early exercised shares.

Cash provided by financing activities for the six months ended July 31, 2015 was $12.7 million, primarily resulting from $7.2 million of proceeds from issuance of common stock under our ESPP, and $5.2 million of proceeds from the exercise of stock options, net of repurchases of unvested early exercised shares.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments for the six months ended July 31, 2016, as compared to the contractual obligations and commitments described in our Annual Report for the fiscal year ended January 31, 2016.

Off-Balance Sheet Arrangements

As of July 31, 2016 and January 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

The combination of our higher non-U.S. dollar denominated net asset balances from increased international expansion, primarily in our U.S. entity, and the foreign currency fluctuations, net of hedging, caused us to recognize transaction losses of $0.3 million and $0.4 million during the three months ended July 31, 2016 and 2015, respectively, and transaction losses of $0.6 million and $0.3 million during the six months ended July 31, 2016 and 2015, respectively, in other expense, net, in the consolidated statements of operations. The $0.3 million in foreign exchange transaction losses recognized for the three months ended July 31, 2016 was net of $0.5 million in gains from foreign currency forward contracts which we entered into during the three months ended July 31, 2016. The $0.6 million in foreign exchange transaction losses recognized for the six months ended July 31, 2016 included $0.1 million losses from foreign currency forward contracts which we entered into during the six months ended July 31, 2016. In November 2014, we entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally have an original maturity term of one month. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact hedging activities could have on our results of operations. The fair value of foreign currency forward contracts outstanding as of July 31, 2016 was a loss of $0.1 million.

Interest Rate Risk

We had cash and cash equivalents of $194.2 million as of July 31, 2016, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended July 31, 2016 from those disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report for the year ended January 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision of, and with the participation of, our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On December 17, 2015, a purported securities class action entitled Vikramkumar v. Nimble Storage, Inc., et al. was filed in the United States District Court for the Northern District of California, against the Company and certain of its officers and directors. A second purported securities class action entitled Guardino v. Nimble Storage, Inc., et al. was filed on December 23, 2015, and a third purported class action entitled Madhani v. Nimble Storage, Inc., et al. was filed on February 5, 2016, also in the Northern District of California against the same parties. The complaints in the three actions allege claims under Sections 10(b) and 20(a) of the Exchange Act based on allegedly misleading statements regarding the Company’s business and financial results. On March 28, 2016, the Court ordered that the three actions be consolidated under the caption In re Nimble Storage, Inc. Securities Litigation, or In re Nimble Sec. Lit. A consolidated amended complaint was filed in the In re Nimble Sec. Lit. matter on June 10, 2016. The Company filed a motion to dismiss the consolidated amended complaint on July 25, 2016.

On February 23, 2016, a purported shareholder derivative action entitled Schwartz v. Vasudevan, et al., or Schwartz, was filed in the United States District Court for the Northern District of California, against certain of the Company’s officers and directors. The complaint alleges that defendants breached their fiduciary duties by allowing the Company to make allegedly misleading statements regarding the Company’s business and financial results, and by selling stock while in possession of material non-public information. On April 20, 2016, the Court entered an order pursuant to a stipulation by the parties to stay the Schwartz matter until the In re Nimble Sec. Lit. matter is dismissed with prejudice, or defendants file an answer in the In re Nimble Sec. Lit. matter. On April 26, 2016, a purported shareholder derivative action entitled Goldstein v. Vasudevan, et al., or Goldstein, was filed in the United States District Court for the Northern District of California, against certain of the Company’s officers and directors. The complaint makes substantially the same allegations as in the Schwartz matter, alleging causes of action for breach of fiduciary duty, unjust enrichment, waste, and violation of Section 14(a) of the Exchange Act. On June 14, 2016, the Court entered an order pursuant to a stipulation by the parties to consolidate the Schwartz and Goldstein matters under the caption In re Nimble Storage, Inc. Derivative Litigation, or In re Nimble Deriv. Lit., and to stay the consolidated matter until the In re Nimble Sec. Lit. matter is dismissed with prejudice, or defendants file an answer in the In re Nimble Sec. Lit. matter.

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

We have incurred net losses in all fiscal years since our inception, including net losses of $43.1 million, $98.8 million, $120.1 million and $82.6 million in the years ended January 31, 2014, 2015 and 2016 and the six months ended July 31, 2016, respectively. As of July 31, 2016, we had an accumulated deficit of $402.6 million. We anticipate that we will continue to operate in a net loss position for the foreseeable future as we continue to develop our technology, enhance our product and service offerings, expand our sales channels, expand our operations and hire additional employees, particularly in sales, marketing and research and development. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. In future periods, our profitability could be adversely affected for a number of possible reasons, including slowing demand for our products or services, increasing competition, returns on investments we make in our business that are less than expected, changes in the way storage services are consumed, a decrease in the growth of the storage market or general economic conditions. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may suffer.

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

Our operating results have historically fluctuated and may continue to fluctuate from quarter to quarter, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the budgeting cycles and purchasing practices of end-customers;

•	increasing number and size of orders from Global 5000 companies and other large enterprises and cloud service providers that may require longer sales cycles;

•	price competition;

•	our ability to attract and retain new channel partners and end-customers;

•	the timing and success of new product and service introductions by us or our competitors, including the success of our AF-Series All Flash arrays;

•	the increasing use of cloud computing and storage-as-a-service by our end-customers;

•	deferral of orders in anticipation of new products or product enhancements announced by us or our competitors;

•	our ability to sell additional products to existing channel partners and end-customers;

•	changes in end-customer requirements or market needs and our inability to make corresponding changes to our business;

•	any potential disruption in our sales channels or termination of our relationship with important channel partners;

•	changes in the competitive landscape, including consolidation among our competitors or end-customers;

•	potential seasonality in the markets we serve;

•	general economic conditions, both domestically and in our foreign markets;

•	material changes in end-customer adoption of our product or service offerings, such as our Storage on Demand, or SoD, offering, that may change the timing of revenue recognition;

•	our inability to provide adequate support to our end-customers;

•	our inability to control the costs of manufacturing our products, including the cost of components;

•	our inability to fulfill our end-customers’ orders due to supply chain delays or events that impact our manufacturers or their suppliers;

•	our inability to adjust certain fixed costs and expenses, particularly in research and development, for changes in demand;

•	the timing of certain payments and related expenses, such as sales commissions;

•	increases or decreases in our revenue and expenses caused by fluctuations in foreign currency exchange rates, as an increasing portion of our revenue is collected and expenses are incurred and paid in currencies other than the U.S. dollar;

•	the cost of and potential outcomes of existing and future claims or litigation, which could have a material adverse effect on our business;

•	future accounting pronouncements and changes in our accounting policies; and

•	changes in tax laws or tax regulations.

Any one of the factors above or the cumulative effect of some of the factors above may result in significant fluctuations in our operating results. In particular, because we have historically received a substantial portion of sales orders during the last few weeks of each fiscal quarter, we are particularly vulnerable to any delay in order fulfillment, failure to close anticipated orders or any other problems encountered during the last few weeks of each fiscal quarter. This variability and unpredictability could result in our failure to meet our revenue or other operating result expectations or those of investors for a particular period. The failure to meet or exceed such expectations could have a material adverse effect on our business, results of operations and financial condition that could ultimately adversely affect our stock price.

We have limited visibility into future sales, which makes it difficult to forecast our future operating results.

Because of our limited visibility into end-customer demand, our ability to accurately forecast our future revenue is limited. We sell our products primarily through our network of channel partners that accounted for 92%, 98%, 99% and 98% of our total revenue in the years ended January 31, 2014, 2015 and 2016 and the six months ended July 31, 2016, respectively. We place orders with our third-party manufacturer based on our forecasts of our end-customers’ requirements and forecasts provided by our channel partners. These forecasts are based on multiple assumptions, each of which might cause our estimates to be inaccurate, thereby affecting our ability to provide products to our end-customers. When demand for our products increases significantly, we may not be able to meet it on a timely basis, and we may need to expend a significant amount of time working with our end-customers to allocate limited supply and maintain positive end-customer relationships, or we may incur additional costs to accelerate the manufacture and delivery of additional products. If we or our channel partners underestimate end-customer demand, we may forego revenue opportunities, lose market share and damage our end-customer relationships. Conversely, if we overestimate demand for our products and consequently purchase significant amounts of components or hold inventory, we could incur additional costs and potentially incur related charges, which could adversely affect our operating results.

Adverse economic conditions or reduced IT spending may adversely impact our business.

Our business depends on the overall demand for IT and on the economic health of our current and prospective end-customers. In general, worldwide economic conditions remain unstable, and these conditions make it difficult for our current and prospective end-customers and us to forecast and plan future business activities accurately, and they could cause our end-customers or prospective end-customers to reevaluate their decision to purchase our products or services. Weak global economic conditions, or a reduction in IT spending even if economic conditions improve, could adversely impact our business and operating results in a number of ways, including longer sales cycles, lower prices for our products or services, reduced bookings and lower or no growth.

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

Our CS Series of storage products accounted for a majority of our total revenue in the year ended January 31, 2016. In February 2016, we introduced our new AF-Series of storage products. We anticipate that our AF products and our CS products will account for a majority of our revenue for the foreseeable future. As a result, our revenue could be reduced as a result of:

•	any decline in demand for these products;

•	the introduction of products and technologies by us or our competitors that serve as a replacement or substitute for, or represent an improvement over, these products;

•	technological innovations or new communications standards that our products do not address;

•	our failure or inability to predict changes in our industry or end-customers’ demands or to design products or enhancements that meet end-customers’ increasing demands; and

•	our inability to release enhanced versions of our current products or new product lines on a timely basis.

We rely on third-party channel partners to sell substantially all of our products, and if our partners fail to perform, our ability to sell and distribute our products and services will be limited, and our operating results will be harmed.

We depend on our channel partners to sell our products. Our contracts with channel partners typically are terminable without cause upon written notice to the other party. Our channel partner agreements do not prohibit them from offering competitive products or services and do not contain any purchase commitments. Many of our channel partners also sell our competitors’ products. If our channel partners give higher priority to our competitors, we may be unable to grow our revenue and our net loss could increase. Further, in order to develop and expand our channels, we must continue to scale and improve our processes and procedures that support our channel partners, including investments in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. If we fail to maintain existing channel partners or develop relationships with new channel partners, our revenue opportunities will be reduced.

We receive a substantial portion of our total revenue from a limited number of channel partners and the loss of, or a significant reduction in, orders from one or more of our major channel partners would harm our business.

We receive a substantial portion of our total revenue from a limited number of channel partners. For the years ended January 31, 2014, 2015 and 2016 our top ten channel partners accounted for 47%, 90% and 94%, respectively, of our total revenue. We have transitioned order fulfillment in North America largely to three distributors. The majority of our existing VARs now contract directly with one or all of these three distributors, Avnet, Inc., Ingram Micro Inc. and Carahsoft Technology Corp. Avnet accounted for more than 10% of our revenue for the years ended January 31, 2014, 2015 and 2016. Carahsoft accounted for more than 10% of our revenue for the years ended January 31, 2015 and 2016, but less than 10% of our revenue for the year ended January 31, 2014. Ingram Micro started to account for more than 10% of our revenue beginning in the year ended January 31, 2016. During the year ended January 31, 2016, these three distributors accounted for, in the aggregate, approximately 79% of our total revenue. We anticipate that we will continue to depend upon a limited number of channel partners for a substantial portion of our total revenue for the foreseeable future and, in some cases, the portion of our revenue attributable to individual channel partners may increase in the future. The loss of one or more key channel partners or a reduction in sales through any major channel partner would reduce our revenue.

We face intense competition in our market, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

A number of very large corporations have historically dominated the storage market. We consider our primary competitors to be companies that provide enterprise storage products, including Dell, Inc., EMC Corporation (acquired by Dell), Hewlett-Packard Company, NetApp, Inc. and Pure Storage, Inc. We also compete to a lesser extent with a number of other private companies and certain well-established companies. Some of our competitors have made acquisitions of businesses that allow them to offer more directly competitive and comprehensive solutions than they had previously offered. In addition, the emergence of cloud computing and storage-as-a-service may impact both short-term and long-term growth patterns in the markets in which we compete. We expect to encounter new competitors domestically and internationally as other companies enter our market or if we enter new markets.

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

Our growth strategy is dependent, in part, upon continuing to increase sales of our products to larger enterprises. Sales to these types of end-customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities. These risks include:

•	competition from larger competitors that traditionally target larger enterprises and that may have pre-existing relationships or purchase commitments from those end-customers;

•	successfully selling and supporting our AF-Series All Flash arrays;

•	successfully supporting fibre channel products, as many large enterprises often require products that support this technology;

•	successfully introducing and supporting other new products in the future that are either required or preferred by large enterprises;

•	increased purchasing power and leverage held by large end-customers in negotiating price and other contractual arrangements;

•	more stringent support requirements;

•	longer sales cycles and the associated risk that substantial time and resources may be spent on potential end-customers that elect not to purchase our products; and

•	certain end-customers may have already adopted modern competitive storage system architectures in some of their operations, thereby making adoption of our architecture a more difficult value proposition for our sales force to make.

Large enterprises often undertake a significant evaluation process that results in a lengthy sales cycle. Although we have a channel sales model, our sales representatives may invest substantial time and resources in engaging with sales to larger end-customers without being successful in generating any sales. In addition, product purchases by large enterprises are frequently subject to bidding processes involving multiple competing suppliers, budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Finally, large enterprises typically have longer implementation cycles, require greater product functionality and scalability (including, for example, fibre channel products and all flash array products) and a broader range of services, demand that vendors take on a larger share of risks, sometimes require acceptance provisions that can potentially lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. All of these factors can add risk to business conducted with these end-customers. If we fail to realize an expected sale from a large end-customer in a particular quarter or at all, our business, operating results and financial condition could be adversely affected.

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

Moreover, slow market acceptance of new products and product enhancements will delay or eliminate our ability to recover our investment in these products and product enhancements. We must commit significant resources to developing new products and product enhancements before knowing whether our investments will result in products the market will accept. Additionally, we may not achieve the cost savings or the anticipated performance improvements we expect, and we may take longer to generate revenue, or generate less revenue, than we anticipate. If we are not able to successfully identify new product and product enhancement opportunities, develop and bring new products and product enhancements to market in a timely manner, or achieve market acceptance of our products and product enhancements, our business and operating results will be harmed.

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

Our products are highly technical and complex and are involved in storing and replicating mission-critical data for our end-customers. Our products may contain undetected defects, failures or vulnerabilities when they are first introduced or as new versions are released. We have in the past and may in the future discover software errors in new versions of our existing products, new products or product enhancements after their release or introduction, which could result in lost revenue. Despite testing by us and by current and potential end-customers, errors might not be found in new releases or products until after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Our products may also have security vulnerabilities and be subject to intentional attacks by viruses that seek to take advantage of these bugs, errors or other weaknesses. If defects, failures or vulnerabilities occur in our products, a number of negative effects to our business could result, including:

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

Because our end-customers use our products to manage and protect their data, we could face claims resulting from any loss or corruption of our end-customers’ data due to a product defect, failure or vulnerability. While our sales contracts contain provisions relating to warranty disclaimers and liability limitations, these provisions might not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention from our business and could result in public perception that our products are not effective, even if the occurrence is unrelated to the use of our products. In addition, our business liability insurance coverage might not be adequate to cover such claims. If any data is lost or corrupted in connection with the use or support of our products, our reputation could be harmed and market acceptance of our products could suffer.

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

In the first quarter of the year ended January 31, 2015, we completed the transition of our manufacturing activities from two third-party manufacturers to one, Flextronics International Ltd., or Flextronics. Our reliance on this third-party manufacturer reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs and product supply and timing. Any manufacturing disruption by Flextronics could severely impair our ability to fulfill orders. Our current agreement with Flextronics, which is terminable at will or upon short notice by Flextronics, does not contain any minimum commitment to manufacture our products, and any orders are fulfilled only after a purchase order has been delivered and accepted. As a result, Flextronics may stop taking new orders or fulfilling our orders on short notice or limit our allocations of products. Moreover, our orders represent a relatively small percentage of the overall orders received by Flextronics from its end-customers; therefore, fulfilling our orders may not be a priority in the event Flextronics is constrained in its ability to fulfill all of its end-customer obligations. If we are unable to manage our relationship with Flextronics effectively, or if Flextronics suffers delays or disruptions for any reason, experiences increased manufacturing lead-times, capacity constraints or quality control problems in its manufacturing operations, limits our allocations of products, stops taking new orders or fulfilling our orders on short notice, or otherwise fails to meet our future requirements for timely delivery, our ability to ship products to our end-customers would be impaired, and our business and operating results would be harmed.

Our business and operations have experienced rapid growth in recent periods. If we do not effectively manage any future growth or are unable to improve our systems and processes, our operating results could be harmed.

We have experienced rapid growth over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount significantly over the next 12 months. Since we initially launched our products in August 2010, our number of end-customers has grown to over 8,850 as of July 31, 2016. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational and financial resources.

To manage any future growth effectively, we must continue to improve and expand our IT and financial infrastructure, our operating and administrative systems and controls, our enterprise resource planning systems and processes and our ability to manage headcount, capital and processes in an efficient manner. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue and expenses, or to prevent losses. Our productivity and the quality of our products and services may also be adversely affected if we do not integrate and train our new employees quickly and effectively. Failure to manage any future growth effectively could result in increased costs, negatively impact our end-customers’ satisfaction and harm our operating results.

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

We depend on our IT infrastructure, which includes our data centers and networks, to operate our business and to provide services to our end-customers through our InfoSight platform. This infrastructure, including our back-up systems, resides in two locations. Currently we do not have a complete disaster recovery program, but we are in the process of implementing such a program in the upcoming quarters. Any interruptions to failures of, or attacks on, our IT infrastructure, whether due to natural disasters, system failures, computer viruses, security breaches, computer hacking attacks or other causes, whether through third party action or employee error or malfeasance, would affect our ability to operate our business and to also provide services through our InfoSight platform. As a result, it could be difficult to operate our business and we could also face liability with respect to any diminished performance of our InfoSight platform or support services generally during the periods when our IT infrastructure is compromised and any subsequent periods required to repair such interruptions or failures. Moreover, we would likely suffer reputational damage, and our ability to sell our solutions to existing and prospective end-customers could be harmed.

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

Our products, technology and software are subject to U.S. export control laws and economic sanctions, and we incorporate encryption technology into certain of our products. These encryption products and the underlying technology may be exported outside the United States only with the required export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments and persons and for certain end-uses. Governmental regulation of encryption technology and regulation of imports or exports, or our failure, or inability due to governmental action or inaction, to obtain required import or export approval for our products could harm our international sales and adversely affect our revenue. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted. Even though we take precautions to ensure that our channel partners comply with all relevant regulations, any failure by our channel partners to comply with such regulations could have negative consequences, including reputational harm, government investigations and penalties.

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

Many of our employees were previously employed at current or potential competitors. We may be subject to claims that these employees have divulged or we have used proprietary information of these employees’ former employers. For example, in 2013 and 2014, NetApp filed lawsuits against us alleging that we and certain of our employees violated NetApp’s proprietary rights. Although we have settled the NetApp lawsuits and both matters have been dismissed with prejudice, litigation may be necessary to defend against other similar future claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper our ability to develop new products and features for existing products, which could severely harm our business. Even if we are successful in defending against future claims, litigation could result in substantial costs and be a distraction to management.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to misappropriate, copy aspects of our products or obtain and use information that we regard as proprietary. We generally enter into confidentiality or license agreements with our employees, consultants, vendors and end-customers, and generally limit access to and distribution of our proprietary information. However, we cannot assure you that the agreements we have entered into will not be breached. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.

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

Federal, state or foreign government bodies or agencies have in the past adopted, and could in the future adopt, laws and regulations affecting data privacy and the use of the Internet as a commercial medium. Changing laws, regulations and standards applying to the solicitation, collection, processing or use of various information could affect our end-customers’ ability to use and share data, potentially restricting our ability to store, process and share data with our end-customers through our InfoSight platform, and in turn limit our ability to provide real-time and predictive end-customer support. For example, in Europe, the Court of Justice of the European Union has invalidated the “US-EU Safe Harbor framework,” (which created a safe harbor under the European Data Protection Directive for certain European data transfers to the U.S.) and the European Commission and U.S. Department of Commerce have replaced this with the “Privacy Shield” framework. However, the Privacy Shield has been the subject of much criticism from European regulators and it is unclear whether it will be subject to further challenge in European courts. In addition, text of a new EU General Data Protection Regulation has been agreed which will be implemented by May 2018, creating a new data privacy regime in Europe. As such, the privacy landscape in Europe is in a state of flux and any stricter regulation with regards to the solicitation, collection, processing or use of various information (including European data transfers to the U.S.) in the future may impact our end-customers and our business. If we are not able to adjust to changing laws, regulations and standards related to the Internet, our business could be harmed.

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

We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the European Union, or EU, Restriction of Hazardous Substances Directive, or RoHS, and the EU Waste Electrical and Electronic Equipment Directive, or WEEE, as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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

A significant natural disaster, such as an earthquake, fire, flood, or significant power outage could have a material adverse impact on our business or operating results. Both our corporate headquarters and the location where our products are manufactured are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters could affect our supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In the event we or our service providers are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the businesses of our supply chain, manufacturers, logistics providers, partners or end-customers, or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners or end-customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our suppliers’ disaster recovery plans prove to be inadequate. To the extent that any of the above should result in delays or cancellations of end-customer orders, or delays in the manufacture, deployment or shipment of our products, our business and operating results would be adversely affected.

The SEC’s conflict minerals rule has caused us to incur additional costs, could limit the supply and increase the cost of certain minerals used in manufacturing our products, and could make us less competitive in our target markets.

The SEC’s conflict minerals rule requires disclosure by public companies of the origin, source and chain of custody of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule requires companies to obtain sourcing data from suppliers, engage in supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. The rule could limit our ability to source at competitive prices and to secure sufficient quantities of certain minerals (or derivatives thereof) used in the manufacture of our products, specifically tantalum, tin, gold and tungsten, as the number of suppliers that provide conflict-free minerals may be limited. We have and will continue to incur costs associated with complying with the rule, such as costs related to the determination of the origin, source and chain of custody of the minerals used in our products, the adoption of conflict minerals-related governance policies, processes and controls, and possible changes to products or sources of supply as a result of such activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the data collection and due diligence procedures that we implement, which may harm our reputation. Furthermore, we may encounter challenges in satisfying those end-customers that require that all of the components of our products be certified as conflict free, and if we cannot satisfy these end-customers, they may choose a competitor’s products. We filed our Conflict Minerals Report with the SEC on May 31, 2016.

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

Our directors and executive officers, together with their affiliates, beneficially own, in the aggregate, 21% of our outstanding common stock as of August 31, 2016. As a result, these stockholders, acting together, have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our Company more difficult, including the following:

•	our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;

•	only our board of directors has the right to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	only our chairman of the board, our chief executive officer, our president or a majority of our board of directors are authorized to call a special meeting of stockholders;

•	certain litigation against us can only be brought in Delaware;

•	our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without the approval of the holders of common stock; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities and Use of Proceeds

Recent Sale of Unregistered Securities

None.

Use of Proceeds

On December 12, 2013, the SEC declared our registration statement on Form S-1 (File No. 333-191789) effective for our initial public offering, pursuant to which we sold an aggregate of 9.2 million shares of our common stock at a price to the public of $21.00 per share. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 13, 2013 pursuant to Rule 424(b).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the second quarter of the year ending January 31, 2017, we repurchased the following shares of common stock from former employees by exercising our right to repurchase unvested shares upon termination of employment at a price equal to the lower of the fair market value on the repurchase date or the original exercise price paid for such shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2016 to May 31, 2016	3,000	$4.71	N/A	N/A
June 1, 2016 to June 30, 2016	—	—	N/A	N/A
July 1, 2016 to July 31, 2016	—	—	N/A	N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Sixth Amendment to Credit Agreement, dated July 29, 2016, by and between the Company and Wells Fargo Bank, National Association.

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on the 9th day of September, 2016.

NIMBLE STORAGE, INC.

By:	/s/ Anup Singh
Anup Singh Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)