Form 10-Q
period 2016-10-31
Nimble Storage Inc
filed 2016-12-09
CIK 1452751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

As of November 30, 2016, there were approximately 87.5 million shares of the Registrant’s Common Stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Nimble Storage, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	As of
	October 31, 2016	January 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$180,739	$211,160
Restricted cash, current	—	793
Accounts receivable, net of allowance for doubtful accounts of $19 as of October 31, 2016 and $25 as of January 31, 2016	59,257	50,432
Inventories	20,394	15,994
Prepaid expenses and other current assets	7,840	5,212

Total current assets	268,230	283,591
Property and equipment, net	52,924	47,404
Intangible asset, net	1,111	—
Other long-term assets	735	754

Total assets	$323,000	$331,749

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,153	$24,330
Accrued compensation and benefits	19,635	19,325
Deferred revenue, current portion	65,635	54,580
Other current liabilities	11,650	8,933

Total current liabilities	131,073	107,168
Deferred revenue, non-current portion	68,093	60,265
Other long-term liabilities	7,427	8,708

Total liabilities	206,593	176,141

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 5,000 shares authorized, no shares issued and outstanding as of October 31, 2016 and January 31, 2016	—	—
Common stock, par value of $0.001 per share; 750,000 shares authorized as of October 31, 2016 and January 31, 2016; 87,512 and 82,120 shares issued and outstanding as of October 31, 2016 and January 31, 2016, respectively	78	75
Additional paid-in capital	559,156	476,271
Accumulated other comprehensive loss	(916)	(731)
Accumulated deficit	(441,911)	(320,007)

Total stockholders’ equity	116,407	155,608

Total liabilities and stockholders’ equity	$323,000	$331,749

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Revenue:
Product	$81,300	$65,574	$227,300	$192,519
Support and service	20,741	15,153	58,269	39,605

Total revenue	102,041	80,727	285,569	232,124
Cost of revenue:
Product	28,175	21,372	77,781	61,640
Support and service	8,810	6,665	25,170	18,954

Total cost of revenue	36,985	28,037	102,951	80,594
Gross profit	65,056	52,690	182,618	151,530
Operating expenses:
Research and development	28,738	22,936	84,478	69,184
Sales and marketing	64,944	49,853	187,066	142,156
General and administrative	10,373	8,249	31,607	26,959

Total operating expenses	104,055	81,038	303,151	238,299

Loss from operations	(38,999)	(28,348)	(120,533)	(86,769)
Interest income, net	76	66	196	195
Other expense, net	(36)	(41)	(599)	(344)

Loss before provision for income taxes	(38,959)	(28,323)	(120,936)	(86,918)
Provision for income taxes	313	251	968	751

Net loss	$(39,272)	$(28,574)	$(121,904)	$(87,669)

Net loss per share, basic and diluted	$(0.45)	$(0.36)	$(1.44)	$(1.12)

Weighted-average shares used to compute net loss per share, basic and diluted	86,342	79,736	84,667	78,137

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net loss	$(39,272)	$(28,574)	$(121,904)	$(87,669)
Other comprehensive loss, net of taxes:
Change in cumulative translation adjustment	(221)	(33)	(185)	(152)

Comprehensive loss	$(39,493)	$(28,607)	$(122,089)	$(87,821)

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(121,904)	$(87,669)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,475	10,985
Stock-based compensation expense	70,009	60,836
Loss on disposal of property and equipment	90	160
Provision (recoveries) for allowance for doubtful accounts	(3)	81
Provision for excess and obsolete inventories	409	80
Changes in operating assets and liabilities:
Accounts receivable	(8,822)	(9,328)
Inventories	(6,654)	(2,580)
Prepaid expenses and other assets	(2,855)	(1,055)
Short term restricted cash	793	—
Accounts payable	8,972	6,124
Deferred revenue	18,883	31,003
Accrued and other liabilities	930	(5,172)

Net cash provided by (used in) operating activities	(23,677)	3,465
Cash flows from investing activities:
Purchase of property and equipment	(18,467)	(23,031)
Purchase of intangible asset	(938)	—
Change in restricted cash	(6)	5

Net cash used in investing activities	(19,411)	(23,026)
Cash flows from financing activities:
Proceeds from exercise of stock options, net of repurchases	2,725	6,488
Proceeds from issuance of stock under employee stock purchase plan	10,131	14,321
Excess tax benefit from employee stock plans	—	226

Net cash provided by financing activities	12,856	21,035
Foreign exchange impact on cash and cash equivalents	(189)	(156)

Net increase (decrease) in cash and cash equivalents	(30,421)	1,318
Cash and cash equivalents, beginning of period	211,160	208,394

Cash and cash equivalents, end of period	$180,739	$209,712

Supplemental disclosure of cash flow information:
Cash paid for income taxes	499	452
Cash paid for interest	33	25
Supplemental disclosure of noncash investing and financing activities:
Purchase of property and equipment not yet paid	5,136	4,139
Transfers of evaluation units from inventory to property and equipment	1,921	401
Vesting of early exercised stock options	495	1,027
Purchase of intangible assets not yet paid	312	—

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

These interim consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company, the Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Loss and the Consolidated Statements of Cash Flows. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the Securities and Exchange Commission, or SEC, rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, or Annual Report, for the year ended January 31, 2016 filed with the SEC on March 31, 2016. The results of operations for the three and nine months ended October 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies for the three and nine months ended October 31, 2016, as compared to the significant accounting policies described in the Company’s Annual Report for the fiscal year ended January 31, 2016.

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

The Company performs ongoing credit evaluations of its end-customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company’s policy is to maintain an allowance for doubtful accounts based upon the expected collectability of its accounts receivable, which takes into consideration specific end-customer creditworthiness and current economic trends. Of all the Company’s customers, which include direct end-customers and channel partners, including value added resellers, or VARs, and distributors, the following distributors individually accounted for more than 10% of the Company’s accounts receivable and revenue at the end of and for each period presented:

	% of Accounts Receivable		% of Revenue
	As of		Nine Months Ended October 31,
	October 31, 2016	January 31, 2016	2016	2015
Customer A	25%	41%	34%	40%
Customer B	35%	26%	31%	21%
Customer C	14%	*	15%	17%

*	Represents less than 10%.

There are no concentrations of business transacted with a particular market that would severely impact the Company’s business in the near term. However, the Company currently relies on one key contract manufacturer and supplier to produce most of its products; any disruption or termination of these arrangements could materially adversely affect the Company’s operating results.

Warranties

The Company provides a standard one-year warranty for hardware components covering material defects in materials and workmanship. In addition, the Company provides a 90-day warranty on the embedded software in its products for non-conformance with documented specifications. The Company accrues for estimated warranty costs based upon historical experience, and periodically assesses the adequacy of its recorded warranty liability at the end of each period. These costs are expensed as incurred and included in the cost of product revenue in the Company’s Consolidated Statements of Operations. In addition, failed parts recovered from customers are submitted to the Company’s suppliers for repair or replacement. These cost recoveries are offset against the Company’s warranty costs. The Company records warranty liability in other current liabilities in its consolidated balance sheet. As of October 31, 2016, the Company’s warranty liability was not material.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board, or FASB, released an Accounting Standard Update, or ASU, related to the classification of certain cash receipts and cash payments on the statement of cash flows. This standard is effective for the Company for its first quarter of fiscal 2019, although early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In March 2016, the FASB released an ASU related to how stock-based payments are accounted for and presented in the financial statements, including income taxes, forfeitures and statutory tax withholding requirements. This standard is effective for the Company for its first quarter of fiscal 2018, although early adoption is permitted. The Company is currently evaluating adoption methods and whether this standard will have a material impact on its consolidated financial statements and related disclosures.

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

3. Net Loss Per Share

The following potentially dilutive securities were excluded (as common stock equivalents) from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive (in thousands):

	As of October 31,
	2016	2015
Unvested restricted stock units	13,666	8,192
Shares subject to options to purchase common stock	7,474	9,493
Employee stock purchase plan	489	151
Unvested early exercised common shares	49	284

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

The Company enters into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. These are not designated hedge instruments. These instruments are marked to market through earnings every period and generally have an original maturity period of one month. These instruments are classified within level 2 of the fair value hierarchy. The Company’s derivative assets and derivative liabilities as of October 31, 2016 and January 31, 2016 are as follows (in thousands):

	As of October 31, 2016		As of January 31, 2016
	Nominal Amount	Fair Value Gain (Loss)	Nominal Amount	Fair Value Gain (Loss)
Forward Contracts:
Purchased	$—	$—	$—	$—
Sold	$10,025	$(18)	$14,535	$58

5. Balance Sheet Components

Inventory

Inventories consist primarily of raw materials related to component parts, finished goods, which include both inventory held for sale and service inventory held at service depots in support of end-customer service agreements, and end-customer evaluation inventory. Service inventory held at service depots was $8.6 million and $5.6 million as of October 31, 2016 and January 31, 2016, respectively.

The following is a summary of the Company’s inventories, net of inventory provisions recorded to adjust inventory to its estimated realizable value, by major category (in thousands):

	As of
	October 31, 2016	January 31, 2016
Raw materials	$1,873	$2,296
Finished goods	12,041	9,005
Evaluation inventory	6,480	4,693

	$20,394	$15,994

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of
	October 31, 2016	January 31, 2016
Computer equipment	$15,851	$14,012
Lab equipment	38,987	28,734
Software	7,834	5,470
Furniture and fixtures	5,612	4,497
Leasehold improvements	18,279	17,514
Construction in progress	7,849	3,692
Demonstration equipment	3,719	2,287

Total property and equipment	98,131	76,206
Less: accumulated depreciation	(45,207)	(28,802)

Total property and equipment, net	$52,924	$47,404

Depreciation expense related to property and equipment was $5.8 million and $4.0 million for the three months ended October 31, 2016 and 2015, respectively, and $16.3 million and $11.0 million for the nine months ended October 31, 2016 and 2015, respectively.

Intangible Asset

Intangible asset is stated at cost, net of accumulated amortization. During the three months ended July 31, 2016, the Company purchased the intellectual property rights of software to be used internally for $1.25 million. The Company estimated the useful life of this intangible asset to be three years. As of October 31, 2016, the net book value of this intangible asset was $1.1 million, which was net of $139,000 accumulated amortization.

Amortization expense related to this intangible asset was $104,000 and $139,000 for the three and nine months ended October 31, 2016, respectively.

As of October 31, 2016, estimated future amortization expenses related to this intangible asset were as follows (in thousands):

Years ending January 31:
2017 (remaining three months)	$104
2018	416
2019	417
2020	174

$1,111

6. Commitments and Contingencies

Leases

The Company leases its facilities under various noncancelable operating leases with fixed rental payments. Rent expense totaled $2.0 million and $1.6 million for the three months ended October 31, 2016 and 2015, respectively, and $5.9 million and $4.6 million for the nine months ended October 31, 2016 and 2015, respectively.

Future minimum commitments under these operating leases as of October 31, 2016 were as follows (in thousands):

Years ending January 31:
2017 (remaining three months)	$2,234
2018	8,013
2019	6,977
2020	6,979
2021	7,149
Thereafter	6,545

$37,897

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

On May 19, 2016, a purported shareholder derivative action entitled Chua v. Vasudevan, et al., or Chua, was filed in the Superior Court of California, County of Santa Clara, against certain of the Company’s officers and directors. The complaint makes substantially the same allegations as the Schwartz and Goldstein matters, alleging causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. On August 8, 2016, the Court entered an order pursuant to a stipulation by the parties to stay the matter until the In re Nimble Sec. Lit. matter is dismissed with prejudice, or defendants file an answer in the In re Nimble Sec. Lit. matter. Given the early stage in the litigation, the Company is unable to estimate a possible loss or range of possible loss.

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

7. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense related to stock options, restricted stock units, or RSUs, and the ESPP (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Cost of product revenue	$704	$265	$2,047	$1,470
Cost of support and service revenue	1,598	1,026	4,551	3,487
Research and development	7,301	4,888	21,220	16,957
Sales and marketing	9,624	9,132	29,964	28,632
General and administrative	4,372	2,219	12,227	10,290

Total stock-based compensation expense	$23,599	$17,530	$70,009	$60,836

The Company grants RSUs to certain employees based on the Company meeting certain performance thresholds. The estimated probability of the number of these RSUs expected to vest is assessed for each reporting period until the total shares granted are determined. The Company recognized an expense of $0.8 million and a reduction of expense of $1.6 million in stock-based compensation related to these RSUs for the three months ended October 31, 2016 and 2015, respectively. The increase of expense as compared to the three months ended October 31, 2015 is a result of the reduction in the performance compared to the previous forecast for fiscal year 2016 performance-based RSU grants. The Company recognized $3.5 million and $5.5 million stock-based compensation related to these RSUs for the nine months ended October 31, 2016 and 2015, respectively. The reduction of expense is due to earlier grants becoming fully vested.

Beginning in March 2016, the Company granted RSUs to certain employees, contingent on the achievement of the Company’s comparative market-based returns which is based on the Company’s stock price compared against a market index. The fair value of these market-based RSUs is estimated using the Monte Carlo option-price model on the date of grant as the RSUs contain both service and market conditions. The stock-based compensation expense related to these RSUs was $0.1 million and $0.3 million for the three and nine months ended October 31, 2016, respectively.

8. Income Taxes

The Company’s provision for income taxes of $0.3 million and $1.0 million for the three and nine months ended October 31, 2016, respectively, consisted of current foreign taxes and current state taxes. The Company’s provision for income taxes of $0.3 million and $0.8 million for the three and nine months ended October 31, 2015, respectively, consisted of current foreign taxes and current state taxes.

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

Revenue by region, based on the bill to mailing address of the end-customer, for the periods presented was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
North America	$78,630	$63,279	$222,109	$185,289
EMEA	13,278	12,021	38,153	31,473
APAC	10,133	5,427	25,307	15,362

Total revenue	$102,041	$80,727	$285,569	$232,124

Long-lived assets located in the following countries and regions as of each period end were as follows (in thousands):

	As of
	October 31, 2016	January 31, 2016
North America	$53,845	$47,277
Other	925	881

Total long-lived assets	$54,770	$48,158

10. Line of Credit

In February 2016, there was a $0.5 million reduction of the available line of credit related to a letter of credit issued as collateral to secure various business operating activities. As of October 31, 2016, the remaining credit facility available for borrowings was $9.5 million. In July 2016, the Company extended the term of the credit facility, which now expires in August 2018. Under this renewal, amounts outstanding under the credit facility bear interest at 2.25% above LIBOR with accrued interest payable on a monthly basis. In addition, the Company is obligated to pay a commitment fee of 0.20% per annum on the unused portion of the credit facility, with such fee payable on a quarterly basis. As of October 31, 2016, the commitment fee was capitalized and being amortized on the Company’s consolidated balance sheet. Under this renewal, the Company granted Wells Fargo a first priority lien in its accounts receivable and other corporate assets, agreed to not pledge its intellectual property to other parties and became subject to certain reporting and financial covenants, as follows: (i) maintain minimum tangible net worth, defined as the aggregate of total stockholders’ equity plus subordinated debt less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals, of $65 million; and (ii) maintain a monthly ratio of not less than 1.25 to 1.00, based on the aggregate of its cash and net accounts receivable divided by total current liabilities minus current deferred revenue. As of October 31, 2016, no amounts had been drawn against the credit facility.

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

In February 2016, we introduced our AF-Series All Flash arrays, which combine the high performance of flash with the predictive analytics of InfoSight to deliver the performance, scalability and availability required to optimize high-performance applications with deterministic latency requirements. In addition, for All Flash arrays introduced in February 2016, our end-customers that opt to renew three-year support contracts have an option to receive a free controller upgrade that is guaranteed to be faster. In August 2016, we started shipping our AF1000, which is a full-featured entry level All-Flash array. In addition, we also introduced a new family of Adaptive Flash arrays with up to double the performance and up to 40% lower cost of capacity. In October 2016, we announced a strategic partnership with Lenovo, which is aimed at leveraging Lenovo’s global reach to deliver our All Flash arrays and InfoSight predictive analytics to Lenovo customers, with the initial focus being on a joint converged infrastructure solution.

We typically recognize product revenue upon the shipment of these products. We also offer support and maintenance services including InfoSight, for periods ranging from one to five years, and recognize revenue over the term of the related support and maintenance agreement. In addition, we recognize revenue for our Storage on Demand, or SoD, business as services are performed.

We sell our products through our network of channel partners and also engage our end-customers through our global sales force. Our channel partners act as an extension of our sales force to market our solutions directly to end-customers and do not hold inventory. For certain end-customer orders, products are shipped to resellers, distributors and third-party systems integrators for various reasons, including importing of products to non-U.S. countries and systems integration (including SmartStack integrations) prior to shipment to the end-customer or the end-customer specified locations. We have sales offices located in several international locations, including Australia, England, Germany and Singapore. Our revenue outside North America was 23% and 22% of our total revenue for the three months ended October 31, 2016 and 2015, respectively, and 22% and 20% of our total revenue for the nine months ended October 31, 2016 and 2015, respectively.

We outsource the manufacturing of our hardware products to our contract manufacturer, Flextronics International Ltd., or Flex, which assembles and tests our products. Our contract manufacturer generally procures the components used in our products directly from third-party suppliers. Inventory and shipment are handled by our third-party logistics partners. Distributors generally handle fulfillment and, in some situations, shipment for our domestic and international end-customers, but do not hold inventory.

We have experienced significant growth in recent periods with total revenue of $102.0 million and $80.7 million in the three months ended October 31, 2016 and 2015, respectively, and $285.6 million and $232.1 million in the nine months ended October 31, 2016 and 2015, respectively. Our net loss was $39.3 million and $28.6 million in the three months ended October 31, 2016 and 2015, respectively, and $121.9 million and $87.7 million in the nine months ended October 31, 2016 and 2015, respectively. As our sales and end-customer base have grown, we have also experienced growth in our deferred revenue from $114.8 million as of January 31, 2016 to $133.7 million as of October 31, 2016. Our gross margin has declined from approximately 65.3% for the three and nine months ended October 31, 2015, respectively, to 63.8% and 63.9% for the three and nine months ended October 31, 2016, respectively. As a percentage of total revenue, our operating expenses have increased from 100% and 103% for the three and nine months ended October 31, 2015, respectively, to 102% and 106% for the three and nine months ended October 31, 2016, respectively. As a percentage of total revenue, our loss from operations has increased from (35%) and (37%) for the three and nine months ended October 31, 2015, respectively, to (38%) and (42%) for the three and nine months ended October 31, 2016, respectively. As a percentage of total revenue, our non-GAAP operating loss has increased from (13%) and (11%) for the three and nine months ended October 31, 2015, respectively, to (15%) and (18%) for the three and nine months ended October 31, 2016, respectively. A reconciliation of non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures is provided under “—Key Business Metrics”.

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

The successful growth of our business will depend on our ability to continue to expand our end-customer base by gaining new end-customers and in turn growing revenues from our existing end-customer base. As a result, we intend to hire additional sales and marketing personnel. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. For example, our investments in these areas might not result in a significant increase in productive sales personnel or channel partners. If this were to occur, we might not be able to expand our base of new end-customers or succeed in selling additional products to existing end-customers, which would affect our ability to continue to grow our revenues.

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

Key Business Metrics

We monitor the key business metrics set forth below in managing our business. We discuss revenue and gross margin below under “—Components of Operating Results.” Deferred revenue, cash flow from operating activities, free cash flow, non-GAAP net loss, non-GAAP operating loss and adjusted EBITDA are discussed immediately below the following table, with a reconciliation of non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(dollars in thousands)
Total revenue	$102,041	$80,727	$285,569	$232,124
Year-over-year percentage increase	26%	37%	23%	46%
Gross margin	63.8%	65.3%	63.9%	65.3%
Deferred revenue, current and non-current	133,728	105,449	133,728	105,449
Net cash provided by (used in) operating activities	(11,310)	(3,104)	(23,677)	3,465
Net loss	(39,272)	(28,574)	(121,904)	(87,669)
Non-GAAP net loss	(15,673)	(11,044)	(51,895)	(26,833)
Loss from operations	(38,999)	(28,348)	(120,533)	(86,769)
Non-GAAP operating loss	(15,400)	(10,818)	(50,524)	(25,933)
Loss from operations as a percentage of total revenue	-38%	-35%	-42%	-37%
Non-GAAP operating loss as a percentage of total revenue	-15%	-13%	-18%	-11%
Adjusted EBITDA	(9,539)	(6,812)	(34,648)	(15,292)
Free cash flow	(17,999)	(12,177)	(42,144)	(19,566)

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

Our use of non-GAAP net loss, non-GAAP operating loss, adjusted EBITDA and free cash flow has limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

☐	Non-GAAP net loss, non-GAAP operating loss and adjusted EBITDA do not consider the potentially dilutive impact of equity-based compensation, which is an ongoing expense for us;

☐	Adjusted EBITDA does not reflect cash capital expenditure requirements for additional capital expenditures;

☐	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;

☐	Free cash flow excludes cash provided by financing and investing activities, except for cash used for purchase of property and equipment; and

☐	Other companies, including companies in our industry, may calculate non-GAAP net loss, non-GAAP operating loss, adjusted EBITDA and free cash flow differently, which reduces their usefulness as comparative measures.

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

Reconciliations of non-GAAP net loss and adjusted EBITDA to net loss, non-GAAP operating loss to loss from operations and free cash flow to net cash provided by (used in) operating activities are provided below:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(in thousands)
Net loss	$(39,272)	$(28,574)	$(121,904)	$(87,669)
Stock-based compensation expense	23,599	17,530	70,009	60,836

Non-GAAP net loss	$(15,673)	$(11,044)	$(51,895)	$(26,833)

Interest income, net	(76)	(66)	(196)	(195)
Provision for income taxes	313	251	968	751
Depreciation and amortization	5,897	4,047	16,475	10,985

Adjusted EBITDA	$(9,539)	$(6,812)	$(34,648)	$(15,292)

Loss from operations	$(38,999)	$(28,348)	$(120,533)	$(86,769)
Stock-based compensation expense	23,599	17,530	70,009	60,836

Non-GAAP operating loss	$(15,400)	$(10,818)	$(50,524)	$(25,933)

Net cash provided by (used in) operating activities	$(11,310)	$(3,104)	$(23,677)	$3,465
Purchase of property and equipment	(6,689)	(9,073)	(18,467)	(23,031)

Free cash flow	$(17,999)	$(12,177)	$(42,144)	$(19,566)

Components of Operating Results

Revenue

Our total revenue is comprised of the following:

Product Revenue.     We generate the substantial majority of our product revenue from the sales of our storage products. It is our practice to identify an end-customer from our distributors prior to shipment. In the majority of instances, products are shipped directly to the end-customers. For certain end-customer orders, products are shipped to resellers, distributors and third-party systems integrators for various reasons including importing of products to non-U.S. countries and systems integration (including SmartStack integrations) prior to shipment to the end-customer or the end-customer specified locations. Assuming all other revenue recognition criteria have been met, we generally recognize revenue upon shipment from our origin location in California, as title and risk of loss are transferred at that time. For certain distributors, title and risk of loss are transferred upon delivery to the end-customers and revenue is recognized after delivery has been completed. Our arrangements with distributors do not contain rights of return, subsequent price discounts, price protection or other allowances for shipments completed.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$81,300	$65,574	$227,300	$192,519
Support and service	20,741	15,153	58,269	39,605

Total revenue	102,041	80,727	285,569	232,124
Cost of revenue:
Product(1)	28,175	21,372	77,781	61,640
Support and service(1)	8,810	6,665	25,170	18,954

Total cost of revenue	36,985	28,037	102,951	80,594
Total gross profit	65,056	52,690	182,618	151,530
Operating expenses:
Research and development(1)	28,738	22,936	84,478	69,184
Sales and marketing(1)	64,944	49,853	187,066	142,156
General and administrative(1)	10,373	8,249	31,607	26,959

Total operating expenses	104,055	81,038	303,151	238,299

Loss from operations	(38,999)	(28,348)	(120,533)	(86,769)
Interest income, net	76	66	196	195
Other expense, net	(36)	(41)	(599)	(344)

Loss before provision for income taxes	(38,959)	(28,323)	(120,936)	(86,918)
Provision for income taxes	313	251	968	751

Net loss	$(39,272)	$(28,574)	$(121,904)	$(87,669)

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$704	$265	$2,047	$1,470
Cost of support and service revenue	1,598	1,026	4,551	3,487
Research and development	7,301	4,888	21,220	16,957
Sales and marketing	9,624	9,132	29,964	28,632
General and administrative	4,372	2,219	12,227	10,290

Total stock-based compensation expense	$23,599	$17,530	$70,009	$60,836

Comparison of the Three and Nine Months Ended October 31, 2016 and 2015

Revenue

	Three Months Ended October 31,				Nine Months Ended October 31,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Revenue:
Product	$81,300	$65,574	$15,726	24%	$227,300	$192,519	$34,781	18%
Support and service	20,741	15,153	5,588	37	58,269	39,605	18,664	47

Total revenue	$102,041	$80,727	$21,314	26%	$285,569	$232,124	$53,445	23%

Total revenue increased by $21.3 million, or 26%, during the three months ended October 31, 2016 compared to the three months ended October 31, 2015. Total revenue increased by $53.4 million, or 23%, during the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015. The revenue growth reflects increased demand for our storage products and related support and service. The increase in product revenue was driven by higher sales of our All Flash arrays and new family of Adaptive Flash arrays to existing and new end-customers, faster growth from enterprises and cloud service providers, larger deployments, and international expansion. We acquired over 2,600 new end-customers from October 31, 2015 to October 31, 2016. The increase in support and service revenue, which includes our maintenance and InfoSight cloud-based predictive analytics service, was driven by higher product sales and the resulting expansion of our installed base of end-customers.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,				Nine Months Ended October 31,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$28,175	$21,372	$6,803	32%	$77,781	$61,640	$16,141	26%
Support and service	8,810	6,665	2,145	32	25,170	18,954	6,216	33

Total cost of revenue	$36,985	$28,037	$8,948	32%	$102,951	$80,594	$22,357	28%

Gross margin	63.8%	65.3%			63.9%	65.3%

Cost of revenue increased by $8.9 million, or 32%, during the three months ended October 31, 2016 compared to the three months ended October 31, 2015. The increase in cost of product revenue was driven primarily by higher product sales. The increase in cost of product revenue was also impacted by higher costs of $0.6 million in our manufacturing operations, primarily driven by personnel costs associated with increased headcount. The increase in cost of support and service revenue was primarily attributable to higher costs of $1.5 million in our global end-customer support organization, primarily driven by personnel costs associated with increased headcount.

Cost of revenue increased by $22.4 million, or 28%, during the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015. The increase in cost of product revenue was driven primarily by higher product sales. The increase in cost of product revenue was also impacted by higher costs of $1.3 million in our manufacturing operations, primarily driven by personnel costs associated with increased headcount. The increase in cost of support and service revenue was primarily attributable to higher costs of $4.8 million in our global end-customer support organization, primarily driven by personnel costs associated with increased headcount.

Gross margin decreased from 65.3% during the three months ended October 31, 2015 to 63.8% during the three months ended October 31, 2016, mainly due to lower product gross margin, partially offset by higher support and service gross margin. Product gross margin decreased by 2.1 percentage points from 67.4% to 65.3% during the three months ended October 31, 2016 compared to the three months ended October 31, 2015. The decrease in product gross margin from the prior year was mainly driven by changes in pricing and product mix. Support and service gross margin increased by 1.5 percentage points from 56.0% to 57.5% during the three months ended October 31, 2016 compared to the three months ended October 31, 2015. The improvements in support and service gross margin from the prior year were driven by increased revenue from our larger base of end-customers and economies of scale from our support organization, enabled by the automation capabilities of InfoSight.

Gross margin decreased from 65.3% during the nine months ended October 31, 2015 to 63.9% during the nine months ended October 31, 2016, mainly due to lower product gross margin, partially offset by higher support and service gross margin. Product gross margin decreased by 2.2 percentage points from 68.0% to 65.8% during the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015. The decrease in product gross margin from the prior year was mainly driven by changes in pricing and product mix. Support and service gross margin increased by 4.7 percentage points from 52.1% to 56.8% during the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015. The improvements in support and service gross margin from the prior year were driven by increased revenue from our larger base of end-customers and economies of scale from our support organization, enabled by the automation capabilities of InfoSight.

Operating Expenses

	Three Months Ended October 31,				Nine Months Ended October 31,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$28,738	$22,936	$5,802	25%	$84,478	$69,184	$15,294	22%
Sales and marketing	64,944	49,853	15,091	30	187,066	142,156	44,910	32
General and administrative	10,373	8,249	2,124	26	31,607	26,959	4,648	17

Total operating expenses	$104,055	$81,038	$23,017	28%	$303,151	$238,299	$64,852	27%

Includes stock-based compensation expense of:
Research and development	$7,301	$4,888	$2,413	49%	$21,220	$16,957	$4,263	25%
Sales and marketing	9,624	9,132	492	5	29,964	28,632	1,332	5
General and administrative	4,372	2,219	2,153	97	12,227	10,290	1,937	19

Total	$21,297	$16,239	$5,058	31%	$63,411	$55,879	$7,532	13%

Research and Development

Research and development expense increased by $5.8 million, or 25%, during the three months ended October 31, 2016 compared to the three months ended October 31, 2015. The increase was primarily due to a $4.1 million increase in personnel costs, including stock-based compensation, resulting from headcount growth to support further development of our storage products, and a $0.8 million increase in depreciation expense from property and equipment purchases as we further invested in our laboratory and test infrastructure.

Research and development expense increased by $15.3 million, or 22%, during the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015. The increase was primarily due to a $10.5 million increase in personnel costs, including stock-based compensation, resulting from headcount growth to support further development of our storage products, a $2.5 million increase in depreciation expense from property and equipment purchases as we further invested in our laboratory and test infrastructure, and a $1.1 million increase in allocated overhead resulting from higher facilities utilization.

Sales and Marketing

Sales and marketing expense increased by $15.1 million, or 30%, during the three months ended October 31, 2016 compared to the three months ended October 31, 2015. The increase was primarily due to a $4.9 million increase in personnel costs, including stock-based compensation, resulting from headcount growth, a $4.1 million increase in commission expense related to higher sales, and a $2.8 million increase in advertising and tradeshow expenses.

Sales and marketing expense increased by $44.9 million, or 32%, during the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015. The increase was primarily due to an $18.1 million increase in personnel costs, including stock-based compensation, resulting from headcount growth, a $11.4 million increase in commission expense related to higher sales, and a $5.6 million increase in advertising and tradeshow expenses.

General and Administrative

General and administrative expense increased by $2.1 million, or 26%, during the three months ended October 31, 2016 compared to the three months ended October 31, 2015. The increase was primarily due to a $2.3 million increase in personnel costs, including stock-based compensation expense, resulting from headcount growth.

General and administrative expense increased by $4.6 million, or 17%, during the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015. The increase was primarily due to a $4.4 million increase in personnel costs, including stock-based compensation expense, resulting from headcount growth.

Interest Income and Other Expense, Net

	Three Months Ended October 31,				Nine Months Ended October 31,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Interest income, net	$76	$66	$10	15%	$196	$195	$1	1%
Other expense, net	(36)	(41)	5	(12)%	(599)	(344)	(255)	74%

Other expense, net consisted primarily of gains (losses) from the remeasurement of our foreign currency denominated assets. The decrease in the losses from the remeasurement of our foreign currency denominated assets during the three months ended October 31, 2016 compared to the three months ended October 31, 2015 resulted from realized gains from our foreign currency forward contracts, partially offset by the net remeasurement losses from the depreciation of the U.S. dollar against foreign currencies. The increase in the losses from the remeasurement of our foreign currency denominated assets during the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015 resulted from the net remeasurement losses from the depreciation of the U.S. dollar against foreign currencies, partially offset by the realized gains from our foreign currency forward contracts. We enter into foreign currency forward contracts that generally mature within 30 days to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. For the three months ended October 31, 2016 and 2015, we recognized $0.4 million and $0.1 million in realized gains related to foreign currency forward contracts, respectively. For the nine months ended October 31, 2016 and 2015, we recognized $0.3 million and $48,000 in realized gains related to foreign currency forward contracts, respectively.

Provision for Income Taxes

	Three Months Ended October 31,				Nine Months Ended October 31,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Provision for income taxes	$313	$251	$62	25%	$968	$751	$217	29%

The increase in the provision for income taxes during the three and nine months ended October 31, 2016 compared to the three and nine months ended October 31, 2015 was primarily due to an increase in foreign taxes related to inter-company cost plus agreements with our international subsidiaries.

Liquidity and Capital Resources

	As of
	October 31, 2016	January 31, 2016
	(in thousands)
Cash and cash equivalents	$180,739	$211,160

	Nine Months Ended October 31,
	2016	2015
	(dollars in thousands)
Cash provided by (used in) operating activities	$(23,677)	$3,465
Cash used in investing activities	(19,411)	(23,026)
Cash provided by financing activities	12,856	21,035
Foreign exchange impact on cash and cash equivalents	(189)	(156)

Net increase (decrease) in cash and cash equivalents	$(30,421)	$1,318

Other Financial and Operational Metrics:
Days Sales Outstanding (1)	49	41
Days Sales Inventory (2)	52	48

(1)	Average days sales outstanding. This is calculated by taking the average beginning and ending accounts receivable divided by billings for the periods presented.
(2)	Average number of days we hold our inventory before sale. This is calculated by taking the average beginning and ending inventory divided by total cost of revenue excluding stock-based compensation for the periods presented.

At October 31, 2016, our cash and cash equivalents were $180.7 million, of which approximately $5.7 million was held outside of the United States and not immediately available to fund domestic operations and obligations. We do not enter into investments for trading or speculative purposes.

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

Operating Activities

During the nine months ended October 31, 2016, cash used in operating activities was $23.7 million. The primary factors affecting our cash flows from operations during this period were our net loss of $121.9 million, partially offset by non-cash charges of $70.0 million for stock-based compensation, $16.5 million for depreciation and amortization of our property and equipment and intangible asset, and net cash flows of $11.2 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was an $18.9 million increase in deferred revenue due to higher sales of support and service contracts, and a $9.9 million increase in accounts payable and accrued liabilities as a result of timing of payments. This was partially offset by an $8.8 million increase in accounts receivable, a $6.7 million increase in inventory and a $2.9 million increase in prepaid expenses. We expect operating cash flows to continue to be affected by our net loss as well as the timing of sales and collections.

During the nine months ended October 31, 2015, cash provided by operating activities was $3.5 million. The primary factors affecting our cash flows from operations during this period were our net loss of $87.7 million, partially offset by non-cash charges of $60.8 million for stock-based compensation, $11.0 million for depreciation of our property and equipment, and net cash flows of $19.0 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was a $31.0 million increase in deferred revenue due to higher sales of support and service contracts and a $1.0 million increase in accounts payable and accrued liabilities as a result of increase in inventory purchases and timing of payments. This was partially offset by an increase of $9.3 million in accounts receivable which was attributable to increased sales, a $2.6 million increase in inventories, and a $1.1 million increase in prepaid expenses.

Investing Activities

Cash used in investing activities during the nine months ended October 31, 2016 was $19.4 million, primarily resulting from the purchase of property and equipment due to an increase in expansion of our research and development for our new products, including our new All Flash arrays, and overall infrastructure. We expect to continue to make such purchases of property and equipment to support the continued growth of our business.

Cash used in investing activities during the nine months ended October 31, 2015 was $23.0 million, primarily resulting from the purchase of property and equipment due to an increase in expansion of our research and development and overall infrastructure.

Financing Activities

Cash provided by financing activities for the nine months ended October 31, 2016 was $12.9 million, primarily resulting from $10.1 million of proceeds from issuance of common stock under our ESPP, and $2.7 million of proceeds from the exercise of stock options, net of repurchases of unvested early exercised shares.

Cash provided by financing activities for the nine months ended October 31, 2015 was $21.0 million, primarily resulting from $14.3 million of proceeds from issuance of common stock under our ESPP, and $6.5 million of proceeds from the exercise of stock options, net of repurchases of unvested early exercised shares.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments for the nine months ended October 31, 2016, as compared to the contractual obligations and commitments described in our Annual Report for the fiscal year ended January 31, 2016.

Off-Balance Sheet Arrangements

As of October 31, 2016 and January 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

The combination of our higher non-U.S. dollar denominated net asset balances from increased international expansion, primarily in our U.S. entity, and the foreign currency fluctuations, net of hedging, caused us to recognize transaction losses of $36,000 and $41,000 during the three months ended October 31, 2016 and 2015, respectively, and transaction losses of $0.6 million and $0.3 million during the nine months ended October 31, 2016 and 2015, respectively, in other expense, net, in the Consolidated Statements of Operations. The $36,000 in foreign exchange transaction losses recognized for the three months ended October 31, 2016 was net of $0.4 million in gains from foreign currency forward contracts which we entered into during the three months ended October 31, 2016. The $0.6 million in foreign exchange transaction losses recognized for the nine months ended October 31, 2016 included $0.3 million in gains from foreign currency forward contracts which we entered into during the nine months ended October 31, 2016. In November 2014, we entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally have an original maturity term of one month. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact hedging activities could have on our results of operations. The fair value of foreign currency forward contracts outstanding as of October 31, 2016 was a loss of $18,000.

Interest Rate Risk

We had cash and cash equivalents of $180.7 million as of October 31, 2016, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended October 31, 2016 from those disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report for the year ended January 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision of, and with the participation of, our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2016.

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

On May 19, 2016, a purported shareholder derivative action entitled Chua v. Vasudevan, et al., or Chua, was filed in the Superior Court of California, County of Santa Clara, against certain of the Company’s officers and directors. The complaint makes substantially the same allegations as the Schwartz and Goldstein matters, alleging causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. On August 8, 2016, the Court entered an order pursuant to a stipulation by the parties to stay the matter until the In re Nimble Sec. Lit. matter is dismissed with prejudice, or defendants file an answer in the In re Nimble Sec. Lit. matter.

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

We have incurred net losses in all fiscal years since our inception, including net losses of $43.1 million, $98.8 million, $120.1 million and $121.9 million in the years ended January 31, 2014, 2015 and 2016 and the nine months ended October 31, 2016, respectively. As of October 31, 2016, we had an accumulated deficit of $441.9 million. We anticipate that we will continue to operate in a net loss position for the foreseeable future as we continue to develop our technology, enhance our product and service offerings, expand our sales channels, expand our operations and hire additional employees, particularly in sales, marketing and research and development. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. In future periods, our profitability could be adversely affected for a number of possible reasons, including slowing demand for our products or services, increasing competition, returns on investments we make in our business that are less than expected, changes in the way storage services are consumed, a decrease in the growth of the storage market or general economic conditions. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may suffer.

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

Our operating results have historically fluctuated and may continue to fluctuate from quarter to quarter, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

☐	the budgeting cycles and purchasing practices of end-customers;

☐	increasing number and size of orders from Global 5000 companies and other large enterprises and cloud service providers that may require longer sales cycles;

☐	price competition;

☐	our ability to attract and retain new channel partners and end-customers;

☐	the timing and success of new product and service introductions by us or our competitors, including the success of our AF-Series All Flash arrays;

☐	the increasing use of cloud computing and storage-as-a-service by our end-customers;

☐	deferral of orders in anticipation of new products or product enhancements announced by us or our competitors;

☐	our ability to sell additional products to existing channel partners and end-customers;

☐	changes in end-customer requirements or market needs and our inability to make corresponding changes to our business;

☐	any potential disruption in our sales channels or termination of our relationship with important channel partners;

☐	changes in the competitive landscape, including consolidation among our competitors or end-customers;

☐	potential seasonality in the markets we serve;

☐	general economic conditions, both domestically and in our foreign markets;

☐	material changes in end-customer adoption of our product or service offerings, such as our Storage on Demand, or SoD, offering, that may change the timing of revenue recognition;

☐	our inability to provide adequate support to our end-customers;

☐	our inability to control the costs of manufacturing our products, including the cost of components;

☐	our inability to fulfill our end-customers’ orders due to supply chain delays or events that impact our manufacturers or their suppliers;

☐	our inability to adjust certain fixed costs and expenses, particularly in research and development, for changes in demand;

☐	the timing of certain payments and related expenses, such as sales commissions;

☐	increases or decreases in our revenue and expenses caused by fluctuations in foreign currency exchange rates, as an increasing portion of our revenue is collected and expenses are incurred and paid in currencies other than the U.S. dollar;

☐	the cost of and potential outcomes of existing and future claims or litigation, which could have a material adverse effect on our business;

☐	future accounting pronouncements and changes in our accounting policies; and

☐	changes in tax laws or tax regulations.

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

Because of our limited visibility into end-customer demand, our ability to accurately forecast our future revenue is limited. We sell our products primarily through our network of channel partners that accounted for 92%, 98%, 99% and 98%of our total revenue in the years ended January 31, 2014, 2015 and 2016 and the nine months ended October 31, 2016, respectively. We place orders with our third-party manufacturer based on our forecasts of our end-customers’ requirements and forecasts provided by our channel partners. These forecasts are based on multiple assumptions, each of which might cause our estimates to be inaccurate, thereby affecting our ability to provide products to our end-customers. When demand for our products increases significantly, we may not be able to meet it on a timely basis, and we may need to expend a significant amount of time working with our end-customers to allocate limited supply and maintain positive end-customer relationships, or we may incur additional costs to accelerate the manufacture and delivery of additional products. If we or our channel partners underestimate end-customer demand, we may forego revenue opportunities, lose market share and damage our end-customer relationships. Conversely, if we overestimate demand for our products and consequently purchase significant amounts of components or hold inventory, we could incur additional costs and potentially incur related charges, which could adversely affect our operating results.

Adverse economic conditions or reduced IT spending may adversely impact our business.

Our business depends on the overall demand for IT and on the economic health of our current and prospective end-customers. In general, worldwide economic conditions remain unstable, and these conditions make it difficult for our current and prospective end-customers and us to forecast and plan future business activities accurately, and such conditions could cause our end-customers or prospective end-customers to reevaluate their decision to purchase our products or services. Weak global economic conditions, or a reduction in IT spending even if economic conditions improve, could adversely impact our business and operating results in a number of ways, including longer sales cycles, lower prices for our products or services, reduced bookings and lower or no growth.

We are dependent on a small number of product lines, and the lack of continued market acceptance of these product lines would result in lower revenue.

Our CS-Series of storage products accounted for a majority of our total revenue in the year ended January 31, 2016. In February 2016, we introduced our new AF-Series of storage products. We anticipate that our AF products and our CS products will account for a majority of our revenue for the foreseeable future. As a result, our revenue could be reduced as a result of:

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

We depend on our channel partners to sell our products. Our contracts with channel partners typically are terminable without cause upon written notice to the other party. Our channel partner agreements do not prohibit channel partners from offering competitive products or services and do not contain any purchase commitments. Many of our channel partners also sell our competitors’ products. If our channel partners give higher priority to our competitors, we may be unable to grow our revenue and our net loss could increase. Further, in order to develop and expand our channels, we must continue to scale and improve our processes and procedures that support our channel partners, including investments in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. If we fail to maintain existing channel partners or develop relationships with new channel partners, our revenue opportunities will be reduced.

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

A number of very large corporations have historically dominated the storage market. We consider our primary competitors to be companies that provide enterprise storage products, including Dell Technologies, Hewlett-Packard Company, NetApp, Inc. and Pure Storage, Inc. We also compete to a lesser extent with a number of other private companies and certain well-established companies. Some of our competitors have made acquisitions of businesses that allow them to offer more directly competitive and comprehensive solutions than they had previously offered. In addition, the emergence of cloud computing and storage-as-a-service may impact both short-term and long-term growth patterns in the markets in which we compete. We expect to encounter new competitors domestically and internationally as other companies enter our market or if we enter new markets.

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

Our growth strategy is dependent, in part, upon continuing to increase sales of our products to larger enterprises. Sales to these types of end-customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities. These risks include:

☐	competition from larger competitors that traditionally target larger enterprises and that may have pre-existing relationships or purchase commitments from those end-customers;

☐	successfully selling and supporting our AF-Series All Flash arrays;

☐	successfully supporting fibre channel products, as many large enterprises often require products that support this technology;

☐	successfully introducing and supporting other new products in the future that are either required or preferred by large enterprises;

☐	increased purchasing power and leverage held by large end-customers in negotiating price and other contractual arrangements;

☐	more stringent support requirements;

☐	longer sales cycles and the associated risk that substantial time and resources may be spent on potential end-customers that elect not to purchase our products; and

☐	certain end-customers may have already adopted modern competitive storage system architectures in some of their operations, thereby making adoption of our architecture a more difficult value proposition for our sales force to make.

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

The process of developing new technology is complex and uncertain, and we may not be able to develop our products in a manner that enables us to successfully address the changing needs of our end-customers. For example, in February 2016, we introduced our new AF-Series of storage products in order to address the demands of our end-customers for an all flash product. If our AF-Series product line does not perform to expectations, appropriately address the needs of our end-customers or otherwise fails to achieve market acceptance, our business and operating results will be harmed.

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

Our future growth will depend on our ability to enter into successful strategic relationships with third parties. For example, our strategic partnership with Lenovo, our alliance activity with Citrix Systems, Inc., Commvault Systems, Inc., Microsoft Corporation, Oracle Corporation, SAP, Splunk Inc., Veeam Software, and VMware, Inc., and our SmartStack initiative with Cisco Systems, Inc. are intended to create broader integrated technology solutions to address our end-customers’ needs. In addition, we work with global distributors to streamline and grow our sales channel. These relationships may not result in additional end-customers or enable us to generate significant revenue. These relationships are typically non-exclusive and do not prohibit the other party from working with our competitors or from offering competing services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results could suffer.

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

In the first quarter of the year ended January 31, 2015, we completed the transition of our manufacturing activities from two third-party manufacturers to one, Flextronics International Ltd., or Flex. Our reliance on this third-party manufacturer reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs and product supply and timing. Any manufacturing disruption by Flext could severely impair our ability to fulfill orders. Our current agreement with Flex, which is terminable at will or upon short notice by Flex, does not contain any minimum commitment to manufacture our products, and any orders are fulfilled only after a purchase order has been delivered and accepted. As a result, Flex may stop taking new orders or fulfilling our orders on short notice or limit our allocations of products. Moreover, our orders represent a relatively small percentage of the overall orders received by Flex from its end-customers; therefore, fulfilling our orders may not be a priority in the event Flex is constrained in its ability to fulfill all of its end-customer obligations. If we are unable to manage our relationship with Flex effectively, or if Flex suffers delays or disruptions for any reason, experiences increased manufacturing lead-times, capacity constraints or quality control problems in its manufacturing operations, limits our allocations of products, stops taking new orders or fulfilling our orders on short notice, or otherwise fails to meet our future requirements for timely delivery, our ability to ship products to our end-customers would be impaired, and our business and operating results would be harmed.

Our business and operations have experienced rapid growth in recent periods. If we do not effectively manage any future growth or are unable to improve our systems and processes, our operating results could be harmed.

We have experienced rapid growth over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount significantly over the next 12 months. Since we initially launched our products in August 2010, our number of end-customers has grown to over 9,450 as of October 31, 2016. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational and financial resources.

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

We depend on our IT infrastructure, which includes our data centers and networks, to operate our business and to provide services to our end-customers through our InfoSight platform. This infrastructure, including our back-up systems, resides in two locations. Currently we do not have a complete disaster recovery program, but we are in the process of implementing such a program in the upcoming quarters. Any interruptions to or failures of, or attacks on, our IT infrastructure, whether due to natural disasters, system failures, computer viruses, security breaches, computer hacking attacks or other causes, whether through third-party action or employee error or malfeasance, would affect our ability to operate our business and to also provide services through our InfoSight platform. As a result, it could be difficult to operate our business and we could also face liability with respect to any diminished performance of our InfoSight platform or support services generally during the periods when our IT infrastructure is compromised and any subsequent periods required to repair such interruptions or failures. Moreover, we would likely suffer reputational damage, and our ability to sell our solutions to existing and prospective end-customers could be harmed.

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

Governmental regulations affecting the export or import of certain of our solutions could negatively affect our business.

Our products, technology and software are subject to U.S. export control laws and economic sanctions, and we incorporate encryption technology into certain of our products. These encryption products and the underlying technology may be exported outside the United States only with the required export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments and persons and for certain end-uses. In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements. Governmental regulation of encryption technology and regulation of exports or imports, or our failure, or inability due to governmental action or inaction, to obtain required export or import approval for our products could harm our international sales and adversely affect our revenue. Obtaining the necessary export or import license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities even if the export or import license ultimately may be granted. Even though we take precautions to ensure that our channel partners comply with all relevant regulations, any failure by our channel partners to comply with such regulations could have negative consequences, including reputational harm, government investigations and penalties.

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

Our sales contracts are primarily denominated in U.S. dollars. In addition, we also invoice in British pound sterling, Australian dollar, Canadian dollar and Euro. A strengthening of the U.S. dollar could increase the real cost of our products to our end-customers outside of the United States, which could adversely affect our operating results. For example, the

Brexit referendum has caused significant volatility in global stock markets and currency exchange rate fluctuations, resulting in the strengthening of the U.S. dollar against many foreign currencies. In addition, an increasing portion of our operating expenses is incurred and an increasing portion of our assets is held outside the United States. These operating expenses and assets are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected.

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

The SEC’s conflict minerals rule requires disclosure by public companies of information relating to the origin, source and chain of custody of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule requires companies to obtain sourcing data from suppliers, engage in supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. The rule could limit our ability to source at competitive prices and to secure sufficient quantities of certain minerals (or derivatives thereof) used in the manufacture of our products, specifically tantalum, tin, gold and tungsten, as the number of suppliers that provide conflict-free minerals may be limited. We have and will continue to incur costs associated with complying with the rule, such as costs related to the determination of the origin, source and chain of custody of the minerals used in our products, the adoption of conflict minerals-related governance policies, processes and controls, and possible changes to products or sources of supply as a result of such activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the data collection and due diligence procedures that we implement, which may harm our reputation. Furthermore, we may encounter challenges in satisfying those end-customers that require that all of the components of our products be certified as conflict free, and if we cannot satisfy these end-customers, they may choose a competitor’s products. We filed our Conflict Minerals Report with the SEC on May 31, 2016.

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

Our directors and executive officers, together with their affiliates, beneficially own, in the aggregate, 20% of our outstanding common stock as of November 30, 2016. As a result, these stockholders, acting together, have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our Company more difficult, including the following:

☐	our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;

☐	only our board of directors has the right to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

☐	only our chairman of the board, our chief executive officer, our president or a majority of our board of directors are authorized to call a special meeting of stockholders;

☐	certain litigation against us can only be brought in Delaware;

☐	our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without the approval of the holders of common stock; and

☐	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on the 9th day of December, 2016.

NIMBLE STORAGE, INC.

By:	/s/ Anup Singh
Anup Singh Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)