Form 10-K
period 2017-01-31
Nimble Storage Inc
filed 2017-03-24
CIK 1452751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant on July 31, 2016, based on the closing price of $7.44 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $64.7 million. Shares of common stock held by each executive officer, director and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common equity.

As of March 10, 2017, there were approximately 91.9 million shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended January 31, 2017.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or the Form 10-K, contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “seek” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

ITEM 1. BUSINESS

Overview

Our mission is to provide our end-customers with the fastest, most reliable access to data. Our Predictive Cloud Platform combines predictive analytics, flash storage and multicloud infrastructure to radically simplify operations in on-premises data centers and in the cloud. Our products allow end-customers to deploy workloads flexibly on flash arrays, converged infrastructure and the public cloud, without fear of lock-in.

We believe the following are key areas of differentiation:

☐	InfoSight, our cloud-based predictive analytics system, eliminates the complexity of dealing with infrastructure by using cloud-based predictive analytics and machine learning to anticipate and prevent problems before our end-customers’ businesses are impacted. As InfoSight analyzes and correlates millions of sensors per second from our global installed-base, our end-customers’ infrastructures keep getting smarter. InfoSight has allowed Nimble to achieve over 99.9999% (six-nines) of measured availability.

☐	Multicloud Flash Fabric brings flash to all end-customer workloads—whether on-premises or in the cloud. It allows our end-customers to deploy all-flash and hybrid-flash as storage arrays and converged infrastructure, or flash capacity as a service in the public cloud. Application data can be transparently migrated between arrays on-premises and the public clouds.

☐	AF-Series All Flash arrays are designed to be a generation beyond other all-flash arrays. They deliver simplicity combined with the performance, scalability and availability required for primary applications.

☐	CS-Series Adaptive (Hybrid) Flash arrays deliver the performance, scale and availability to optimize the price and performance for other primary and secondary mainstream applications. They are frequently used with All Flash arrays as a cost-effective target for backup, disaster recovery and data archiving.

☐	Recently announced, Nimble Cloud Volumes provide an enterprise-grade multicloud storage service for Amazon Web Services and Microsoft Azure. We believe Nimble Cloud Volumes is as-easy-to-use as native cloud storage, but has the enterprise grade reliability and features that our end-customers’ applications need. Because of Nimble Cloud Volumes, all of our on-premises arrays are “Cloud Ready”—as there is now an easy on-ramp to move end-customer data from on-premises to the public cloud.

☐	Converged Infrastructure solutions with Cisco and Lenovo. SmartStack is a range of converged infrastructure solutions, jointly developed with Cisco, that combine our arrays with the Cisco Unified Computing System. SmartStack solutions span pre-validated, pre-tested Cisco Validated Designs, or CVDs, and reference architectures across a range of enterprise applications and workloads. Lenovo ThinkAgile CX Series is a converged infrastructure solution sold by Lenovo, and its channel, that uses our storage arrays.

☐	Our Timeless Storage business model represents an unwavering commitment to the complete satisfaction of our end-customers. Our arrays ship with all-inclusive software, flat support pricing for the life of the product, and an option to receive a free faster controller upgrade after three years.

☐	Our end-customer support has allowed us to achieve a Net Promoter Score of 85, the highest in the storage industry. Since 86% of end-customer support issues were automatically resolved through InfoSight over a twelve-month period, we have built a support organization made up of only Level 3 experts who are able to rapidly resolve even the most complex issues.

Our Predictive Cloud Platform is designed to improve the performance of a full range of business applications and workloads, including virtual servers and desktops, databases, email, collaboration and data analytics. Since shipping our first product in August 2010, our end-customer base has grown rapidly from 40 end-customers as of January 31, 2011 to over 10,200 end-customers as of January 31, 2017. Our end-customers span a range of industries including cloud service providers, education, financial services, healthcare, manufacturing, technology, and state and local government, and include both mid-sized and large global enterprises.

We sell our products and services through a global network of value added resellers, or VARs, global system integrators, and distributors. We also engage our end-customers through our global sales force.

Recent Development

On March 6, 2017, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Hewlett Packard Enterprise Company, or HPE, pursuant to which HPE has agreed to acquire us in a two-step all-cash transaction, consisting of a tender offer for our outstanding shares, followed by a merger of a wholly-owned subsidiary of HPE into us. Pursuant to the transaction, HPE will pay $12.50 per share in cash. In addition, HPE will assume or pay out our unvested equity awards, with a value of approximately $200 million at closing. The transaction is expected to close in the 2017 calendar year, subject to certain conditions, including the tender of at least one share more than half of all our common stock outstanding as well as regulatory and other related approvals. For additional information regarding potential risks and uncertainties associated with the proposed merger, please see the information under the caption “Risk Factors” within Part I, Item 1A.

Technology

Our team of storage and software technology experts engineered the Predictive Cloud Platform to leverage the performance and capacity of flash with InfoSight’s predictive analytics to optimize the performance of business applications running across distributed IT environments and simplify IT operations. We believe our key technological differentiator is the software that underpins our platform—our disruptive Multicloud Flash Fabric, based on NimbleOS, and our InfoSight predictive analytics cloud-based management software.

NimbleOS

Our operating system, NimbleOS, was engineered from the ground up to work with cost-optimized flash memory and was designed to be easily expandable to future storage technologies. As a result, NimbleOS enables our end-customers to achieve the performance and capacity requirements of mainstream enterprise applications in a cost effective and compact footprint. The same version of NimbleOS runs across all of our All Flash and Adaptive Flash (Hybrid) arrays and powers Nimble Cloud Volumes. All NimbleOS features are included with our arrays at no additional cost to our end-customers.

The key attributes of NimbleOS include:

Cache Accelerated Sequential Layout (CASL).    CASL provides a Write-Optimized Data Layout, delivering fast random writes by grouping thousands of random I/O writes from applications into large stripes of data that are written sequentially to cost-optimized solid state drives, or SSDs, (in the case of All Flash arrays) and low RPM disks (in the case of Adaptive Flash arrays).

In AF-Series All Flash arrays: The sequential layout of CASL together with advanced endurance management software allows us to leverage cost-optimized SSDs, and deliver a seven year lifespan by minimizing the write amplification endemic to traditional data layouts. At the same time, we are able to extract 20% more usable capacity through more efficient garbage collection and integrated sparing.

In CS-Series Adaptive Flash arrays: By writing sequentially to hard disk drives, or HDDs, CASL can extract thousands of sustained write I/Os per second, or IOPS, from a single 7,200 RPM HDD than would otherwise be possible. At the same time, the use of low-cost HDDs enables us to deliver significantly higher capacity per dollar than other hybrid storage arrays.

Variable Block Inline Deduplication.    NimbleOS performs inline deduplication, currently available in our AF-Series All Flash arrays, using a variable-block matching algorithm that eliminates duplicate blocks of data while maintaining high performance, and often providing savings in excess of 5x for virtual server and desktop workloads. NimbleOS is also more efficient than other architectures in its memory requirements, needing significantly less memory for a comparable amount of storage capacity to provide high performance inline deduplication, an advantage that translates to lower cost of capacity and higher scalability.

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

Efficient All Flash Array Architecture.    Our AF-Series All Flash arrays are designed to be a generation beyond other all flash arrays. Our array controllers need 10 to 30 times less memory than other all flash arrays. This allows more flash capacity per array and minimizes the number of arrays required for scaling capacity. Through advanced endurance management and integrated sparing, our arrays also achieve 20% more usable capacity per SSD than other all-flash arrays that use the same type of SSDs. Data reduction is designed to be always-on, without impacting performance even under heavy workloads.

Dynamic Caching for Adaptive Flash Arrays.    In the CS-Series Adaptive Flash arrays, NimbleOS allows for significantly higher throughput and lower latency reads than traditional hybrid platforms. It leverages a large flash read cache based on cost-optimized SSDs. If application patterns change, an intelligent block level index tracks and promotes active data, nearly instantaneously to flash. Compared to architectures that use flash as a tier of data, NimbleOS is significantly more cost-effective in its use of flash because it compresses the data on flash and can leverage cost-optimized SSDs. NimbleOS is also more responsive to workload changes.

Efficient, Instant Snapshots and Replication.    NimbleOS employs an efficient, reliable method for data protection with instant point-in-time snapshots. Snapshots are space efficient because they capture only changes in data and are also compressed, thereby further reducing costs. Furthermore, snapshots eliminate the need to copy data, allowing our systems to store thousands of snapshots. These characteristics allow our end-customers to take frequent snapshots and to retain those snapshots for weeks to months, significantly reducing their dependence on traditional backups. In addition, our space-efficient snapshots enable efficient replication to an offsite disaster recovery system, resulting in reduced bandwidth costs and the deployment of a disaster recovery solution that is affordable and easy to manage.

SmartSecure Encryption and Data Shredding.    The SmartSecure feature enables encryption and data shredding on a per-application basis, a common requirement of our end-customers, including those in highly data sensitive industries such as financial, healthcare and government. It can be enabled per workload with virtually no performance impact. Unlike the limited encryption capabilities available in other storage systems, SmartSecure protects even while being replicated between arrays, and securely separates data belonging to different tenants or workloads by using different encryption keys. SmartSecure also enables deletion on a per-volume basis. SmartSecure is Federal Information Processing Standard certified.

Scalability.    Our Predictive Cloud Platform enables efficient and non-disruptive scaling of both performance and capacity, enabling end-customers to increase performance or capacity incrementally, which generally significantly reduces the need for large up-front investments. We believe our superior scalability makes our products suitable for large and growing enterprises. Scale-up allows end-customers to non-disruptively scale a system’s capacity and/or performance. Scale-out allows end-customers to non-disruptively cluster up to four arrays that are managed as one to achieve up to 8PB of effective all-flash capacity and 1.2 million IOPS of performance.

InfoSight

InfoSight uses cloud-based predictive analytics and machine learning to anticipate and prevent problems before our end-customers’ businesses are impacted and eliminate the complexity of dealing with infrastructure. As InfoSight analyzes and correlates millions of sensors per second from our global installed-base, our end-customers’ infrastructure keeps getting smarter. This cloud-based approach allows our end-customer support personnel to use the gathered telemetry data to quickly resolve support cases. We believe the data models developed by our data scientists and our database of telemetry data enable us to provide better support that is more efficient for us and our end-customers. In addition, through InfoSight, we offer the ability for end-customers to improve storage capacity and performance on their own. We have found this both improves end-customer satisfaction and increases the productivity of our end-customer personnel who can be focused on proactive problem resolution. InfoSight has allowed Nimble to achieve over 99.9999% (six-nines) of measured availability.

The benefits of InfoSight for our end-customers experience fall into three areas:

Predict and prevent problems.    Through InfoSight, each of our storage systems provides an active monitoring system that automatically detects and notifies us of problems, enabling us to address end-customers’ problems quickly. InfoSight automatically opens and solves 86% of problems before our end-customers even know there is an issue. Resolution is either automated or prescriptive and InfoSight will only alert the end-customer if needed. By collecting and correlating sensors across the infrastructure stack, InfoSight uncovers the root cause of problems spanning from the storage to the VM, with 54% of the problems it resolves outside of storage.

Global visibility and Learning.    InfoSight uses the cloud to correlate and analyze telemetry sensors from across our installed base and this is used to improve the performance and overall operations of every system. It also provides global visibility of our end-customers’ multi-site environments.

Transforms the support experience.    Since 86% of support issues are automatically resolved through InfoSight, Nimble has been able to build a support organization made up of only Level 3 experts who are able to rapidly resolve our end-customers’ most complex problems. This means our end-customers do not have to deal with basic questions from support, endure escalations and be asked to recreate the problem and send large log files. As a result, we have achieved a Net Promoter Score of 85.

Products and Services

Our storage systems are optimized for a full range of business applications used by mid-sized and large global enterprises and cloud-based service providers. In addition to our storage arrays, we recently announced Nimble Cloud Volumes.

Storage Arrays

We offer AF-Series All Flash arrays and CS-Series Adaptive Flash arrays with a range of capacities and processing power to provide the required performance for high-I/O applications including Oracle, SharePoint, SQL Server, SAP HANA, Exchange, virtual desktop infrastructure and server virtualization as well as high-capacity and cost-optimized environments with less stringent performance requirements. The NimbleOS and all software features are included without additional cost.

Our AF-Series and CS-Series arrays interoperate with a wide range of servers, software applications, operating systems and hypervisors, including those from Cisco, Citrix, Docker, Microsoft, Lenovo, Oracle, SAP and VMware. We have also jointly developed a series of validated designs and reference architectures with Cisco called the SmartStack integrated infrastructure. Our systems also interoperate with leading backup software applications, and in some cases offer deep integration with backup software such as CommVault Simpana and Veeam Availability Suite. Our AF-Series and CS-Series arrays support the Fibre Channel and iSCSI storage protocols.

AF-Series All-Flash Arrays

☐	AF1000/AF3000. The AF1000 and AF3000 are designed as entry points for IT organizations that require speed and economy for performance-sensitive workloads.

☐	AF5000/AF7000. The AF5000 and AF7000 are designed to deliver high performance and attractive economics for performance-sensitive workloads that require an efficient blend of price/performance/scalability.

☐	AF9000. The AF9000 is designed for consolidating multiple large-scale performance-sensitive applications with aggressive performance and high scalability demands.

CS-Series Adaptive Flash Arrays

☐	CS1000 and CS1000H. The CS1000 and CS1000H provide value and capacity for small to medium-sized IT organizations or remote offices, for mixed mainstream workloads.

☐	CS3000. The CS3000 is designed for midsize IT organizations or distributed sites of larger organizations. It offers the best capacity per dollar for mixed mainstream workloads and for virtual server consolidation.

☐	CS5000. The CS5000 offers high-performance for larger-scale deployments or IO-intensive mixed mainstream workloads and provides the best performance and IOPS per dollar.

☐	CS7000. The CS7000 is designed for consolidating multiple large-scale critical applications with aggressive performance demands.

Nimble Cloud Volumes

We recently announced Nimble Cloud Volumes, which provide an enterprise-grade multi-cloud storage service for our end-customers to run their applications in Amazon Web Services and Microsoft Azure. The service is designed to be as easy to use as native cloud storage, but with the enterprise-grade reliability and features we believe our end-customers’ applications need. Nimble Cloud Volumes is designed for easy data mobility so our end-customers will have the freedom to move data between public clouds and their datacenters without being locked in.

End-customer Service and Support

We combine our technical support and maintenance with InfoSight to deliver an innovative approach to monitoring, diagnostics, support case resolution and capacity planning. We include InfoSight, technical support and maintenance in all purchased support plans. In addition, we offer the following end-customer service and support to our end-customers:

Timeless Storage.    We include all software features at no additional cost to end-customers when they purchase our storage arrays. We do not charge extra for features like encryption, replication or snapshots. We offer our storage array end-customers a timeless guarantee that includes flat maintenance and support pricing for the life of the product as well as an option to receive a free faster controller upgrade after three years.

Support and Maintenance.    We offer industry standard technical support on our products to our end-customers and channel partners. Our storage array end-customers that purchase a support and services contract receive accelerated shipment of replacement parts, optional onsite hardware repair, and software updates and maintenance releases that become available during the support period. End-customer support personnel are available 24 hours per day, seven days per week. Our support and services contracts are typically offered for periods of one to five years. We offer product support for all of our end-customers, including those end-customers who purchase our products through our channel partners. In addition, some of our international channel partners offer primary support. We also subcontract with a third party to provide onsite hardware repair and replacement services for our storage array end-customers.

End-customer Community.    The support capabilities we offer are complemented by NimbleConnect, an active online community of our users, partners and product experts worldwide. Here they can ask questions, engage and get answers from other users as well as our employees. They can also share experiences, insights from their own InfoSight results and best practices with our other users. This is offered at no charge.

End-customers

Our target end-customers are mid-sized and large global enterprises and cloud-based service providers. Our end-customer base has grown by more than 2,600 end-customers over the past year to over 10,200 globally as of January 31, 2017. We sell to end-customers across multiple verticals, including cloud-based service providers, education, financial services, healthcare, manufacturing, state and local government and technology. We did not have any end-customers that represented more than 10% of our total revenue in the years ended January 31, 2015, 2016 and 2017. During the year ended January 31, 2014, we consolidated the majority of our North American sales to three distributors, Avnet, Inc., Ingram Micro Inc. and Carahsoft Technology Corp. During the year ended January 31, 2015, Avnet and Carahsoft individually accounted for more than 10% of our total revenue. During the years ended January 31, 2016 and 2017, Avnet, Inc., Ingram Micro Inc. and Carahsoft Technology Corp. each individually accounted for more than 10% of our total revenue. During the year ended January 31, 2017, these three distributors accounted for, in the aggregate, approximately 80% of our total revenue.

Sales and Marketing

Sales.    Our sales organization is responsible for end-customer acquisition, maintaining end-customer relationships, and overall market development, which includes the management of the relationships with our channel partners, working with our channel partners in obtaining and supporting end-customers, and acting as the liaison between the end-customers and the marketing and product development organizations. We expect to continue to grow our sales headcount across all markets and expand our presence into countries where we currently do not have a sales presence.

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

Technology Alliance Partners.    We have built, and will continue to add new, strong relationships with key technology alliance partners. These include Amazon, Inc., Cisco Systems, Inc., Citrix Systems, Inc., CommVault Systems, Inc., Docker, Inc., Lenovo, Microsoft Corporation (including Azure), Oracle Corporation, SAP, Splunk Inc., Veeam Software and VMware, Inc.

Marketing.    Our outbound marketing is focused on building our brand reputation and market awareness of our platform and portfolio and driving end-customer demand. The marketing team consists primarily of product marketing, field marketing, channel marketing, and corporate communications functions spanning public relations and analyst relations. Marketing activities include demand generation, advertising, managing our website, trade shows and conferences, press and analyst relations, and end-customer awareness.

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

Manufacturing

We outsource the manufacturing, assembly, quality assurance testing and packaging of our hardware products to Flextronics International Ltd., or Flex. Our contract manufacturer generally procures the components used in our products directly from third-party suppliers.

We designed our manufacturing process to minimize the amount of inventory we retain in order to meet end-customer demand. We place orders with our contract manufacturer on a purchase order basis, based on our end-customers’ requirements. In general, we engage our contract manufacturer to manufacture products to meet our forecasted demand. Our agreement with our contract manufacturer requires us to provide forecasts for orders. However, we may cancel or reschedule orders, subject to applicable notice periods and fees, and delivery schedules requested by us in these purchase orders vary based upon our particular needs. Our contract manufacturer works closely with us to ensure design for manufacturability and product quality.

Our agreement with Flex establishes basic terms. This agreement is terminable at any time by either party upon written notice and does not provide for any specific volumes of products. Instead, orders are placed on a purchase order basis.

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

Our research and development expenses were $70.3 million, $94.0 million, and $116.2 million in the years ended January 31, 2015, 2016 and 2017, respectively.

Competition

We operate in the intensely competitive data storage market that is characterized by constant change and innovation. Changes in the application requirements, data center infrastructure and trends, and the broader technology landscape result in evolving end-customer requirements for capacity, performance, data protection and scalability of storage systems.

Our main competitors are the large storage and systems vendors such as Dell Technologies, HPE, NetApp, Inc. and Pure Storage, Inc. that offer a broad portfolio of storage systems targeting varied use cases and end markets. We also compete to a lesser extent with a number of other smaller companies and certain well-established companies, as well as certain emerging storage and computing technologies. In addition, the emergence of cloud computing and storage-as-a-service may impact both short-term and long-term growth patterns in the markets in which we compete.

We believe we generally compete favorably with our competitors as a result of the foundational innovations spanning our Predictive Cloud Platform, including: our Multicloud Flash Fabric and InfoSight. Our product capabilities include InfoSight Predictive Analytics, performance and capacity efficiency, integrated data protection, ability to address all mainstream applications from our highly scalable platform, ease of use, total cost of ownership and differentiated end-customer support. However, many of our competitors have substantially greater financial, technical and other resources, greater brand recognition, larger sales and marketing budgets, broader distribution, and larger and more mature intellectual property portfolios. In addition, the continued growth of cloud computing and storage-as-a-service may change buying patterns and end-customers in the storage industry, and may cause us to invest in new channels or new versions of our products to remain competitive.

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

In addition to contractual arrangements, we protect our intellectual property rights by relying on a combination of copyrights, trademarks, patents, trade secrets, domain names and trade dress. As of January 31, 2017, we had twenty-five issued patents and other pending patent applications pending in the United States. Our issued patents expire between 2029 and 2035. Where appropriate, we pursue the registration of trademarks, domain names and service marks in the United States, the European Union and in other jurisdictions.

Employees

As of January 31, 2017, we had approximately 1,290 employees worldwide. None of our U.S. employees is represented by a labor union with respect to his or her employment. Employees in certain European countries may be represented by labor unions or have the benefits of collective bargaining arrangements. We have not experienced any work stoppages.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2 and 10 of our Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Corporate Information

We were incorporated in Delaware in November 2007 as Nimble Storage, Inc. We completed our initial public offering in December 2013 and our common stock is listed on the New York Stock Exchange under the symbol “NMBL.” Our principal executive offices are located at 211 River Oaks Parkway, San Jose, California 95134, and our telephone number is (408) 432-9600.

Nimble Storage, the “Nimble Storage” logo, InfoSight, SmartStack, CASL, NimbleConnect, Timeless Storage, Nimble Cloud Volumes, Predictive Cloud Platform, Multicloud Flash Fabric, and other names appearing in this Form 10-K are registered trademarks or common law trademarks of Nimble Storage in the United States and/or other jurisdictions. This Form 10-K contains additional trade names, trademarks and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

Available Information

Our website address is www.nimblestorage.com. Our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, proxy and information statements and amendments to items filed pursuant to Sections 13(a), 14, 15(d) and 16 of the Exchange Act are filed with the U.S. Securities and Exchange Commission, or the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such documents and other information filed by the Company with the SEC are available free of charge on our website at www.investors.nimblestorage.com when such reports are available on the SEC’s website.

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

The contents of the websites referred to above are not incorporated into this Form 10-K. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

Risks Related to Our Business and Our Industry

The announcement and pendency of the HPE transaction may materially adversely affect our business.

Uncertainty about the effect of the proposed merger on our employees, customers and other parties may have a material adverse effect on our business. Our employees may experience uncertainty about their roles following the proposed merger. There can be no assurance that our employees, including key personnel, can be retained to the same extent that we have previously been able to attract and retain employees. Any loss of such employees could have a material adverse effect on our business, operations and financial position.

Parties with which we do business may also experience uncertainty associated with the proposed merger, including with respect to current or future business relationships with us. Such uncertainty could cause channel partners, end-customers, suppliers and others to seek to change existing business relationships or delay or defer certain business decisions with us, which could have a material adverse effect on our business, operations and financial position.

Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business, including the ability in certain cases to enter into supplier contracts, until the proposed merger closes or the Merger Agreement terminates. The restrictions may prevent us from pursuing otherwise attractive business opportunities and taking other actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.

In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the transaction, which could materially adversely affect our business and operations.

Failure to consummate the transaction could have a material adverse impact on our business and financial results.

There can be no assurance that the proposed merger with HPE will occur. If the merger is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the merger, we may experience negative reactions from the financial markets, including negative impacts on the price of our common stock and litigation related to any failure to complete the merger. A failed transaction may result in negative publicity and a negative impression of us in the investment community. Further, any disruptions to our business resulting from the announcement and pendency of the merger, including any adverse changes in our relationships with our customers, partners and employees, could continue or accelerate in the event of a failed transaction.

Consummation of the merger is subject to certain conditions, including, among others, (i) a successful tender offer by HPE; (ii) the absence of an order or law prohibiting consummation of the merger; (iii) the receipt of consents under specified foreign antitrust laws; (iv) the absence of a material adverse effect on us; (v) the accuracy of the parties’ respective representations and warranties; and (vi) the parties’ respective compliance with agreements and covenants contained in the Merger Agreement. Many of the conditions to closing of the merger are not within our control and there can be no assurance that these and other conditions to closing will be satisfied.

The Merger Agreement provides for limited remedies for us in the event of a breach by HPE or its affiliates that results in termination of the Merger Agreement, including the right to specific performance under certain specified circumstances. There can be no assurance that a remedy will be available to us in the event of such a breach.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed merger. We will be required to pay such costs relating to the transaction whether or not the merger is completed.

We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability. If we cannot become profitable or maintain our profitability in the future, our business and operating results may suffer.

We have incurred net losses in all fiscal years since our inception, including net losses of $43.1 million, $98.8 million, $120.1 million, $121.9 million and $158.3million in the years ended January 31, 2014, 2015, 2016 and 2017, respectively. As of January 31, 2017, we had an accumulated deficit of $478.3 million. We anticipate that we will continue to operate in a net loss position for the foreseeable future as we continue to develop our technology, enhance our product and service offerings, expand our sales channels, expand our operations and hire additional employees, particularly in sales, marketing and research and development. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. In future periods, our profitability could be adversely affected for a number of possible reasons, including slowing demand for our products or services, increasing competition, returns on investments we make in our business that are less than expected, changes in the way storage services are consumed, a decrease in the growth of the storage market or general economic conditions. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may suffer.

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

Our operating results have historically fluctuated and may continue to fluctuate from quarter to quarter, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

☐	the budgeting cycles and purchasing practices of end-customers;

☐	increasing number and size of orders from Global 5000 companies and other large enterprises and cloud service providers that may require longer sales cycles;

☐	price competition;

☐	our ability to attract and retain new channel partners and end-customers;

☐	the timing and success of new product and service introductions by us or our competitors, including the success of our AF-Series All Flash arrays and Nimble Cloud Volumes;

☐	the increasing use of cloud computing and storage-as-a-service by our end-customers;

☐	deferral of orders in anticipation of new products or product enhancements announced by us or our competitors;

☐	our ability to sell additional products to existing channel partners and end-customers;

☐	changes in end-customer requirements or market needs and our inability to make corresponding changes to our business;

☐	any potential disruption in our sales channels or termination of our relationship with important channel partners;

☐	changes in the competitive landscape, including consolidation among our competitors or end-customers;

☐	potential seasonality in the markets we serve;

☐	general economic conditions, both domestically and in our foreign markets;

☐	material changes in end-customer adoption of our product or service offerings, such as our Storage on Demand, or SoD, offering, that may change the timing of revenue recognition;

☐	our inability to provide adequate support to our end-customers;

☐	our inability to control the costs of manufacturing our products, including the cost of components;

☐	our inability to fulfill our end-customers’ orders due to supply chain delays or events that impact our manufacturers or their suppliers;

☐	our inability to adjust certain fixed costs and expenses, particularly in research and development, for changes in demand;

☐	the timing of certain payments and related expenses, such as sales commissions;

☐	increases or decreases in our revenue and expenses caused by fluctuations in foreign currency exchange rates, as an increasing portion of our revenue is collected and expenses are incurred and paid in currencies other than the U.S. dollar;

☐	the cost of and potential outcomes of existing and future claims or litigation, which could have a material adverse effect on our business;

☐	future accounting pronouncements and changes in our accounting policies; and

☐	changes in tax laws or tax regulations.

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

Because of our limited visibility into end-customer demand, our ability to accurately forecast our future revenue is limited. We sell our products primarily through our network of channel partners that accounted for 92%, 98%, 99%, and 99% of our total revenue in the years ended January 31, 2014, 2015, 2016, and 2017, respectively. We place orders with our third-party manufacturer based on our forecasts of our end-customers’ requirements and forecasts provided by our channel partners. These forecasts are based on multiple assumptions, each of which might cause our estimates to be inaccurate, thereby affecting our ability to provide products to our end-customers. When demand for our products increases significantly, we may not be able to meet it on a timely basis, and we may need to expend a significant amount of time working with our end-customers to allocate limited supply and maintain positive end-customer relationships, or we may incur additional costs to accelerate the manufacture and delivery of additional products. If we or our channel partners underestimate end-customer demand, we may forego revenue opportunities, lose market share and damage our end-customer relationships. Conversely, if we overestimate demand for our products and consequently purchase significant amounts of components or hold inventory, we could incur additional costs and potentially incur related charges, which could adversely affect our operating results.

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

Our CS-Series of storage products accounted for a majority of our total revenue in the year ended January 31, 2017. In February 2016, we introduced our AF-Series of storage products and in February 2017, we introduced Nimble Cloud Volumes. We anticipate that our AF products and our CS products will account for a majority of our revenue for the foreseeable future. As a result, our revenue could be reduced as a result of:

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

We receive a substantial portion of our total revenue from a limited number of channel partners. For the years ended January 31, 2014, 2015, 2016 and 2017 our top ten channel partners accounted for 47%, 90%, 94% and 94%, respectively, of our total revenue. We have transitioned order fulfillment in North America largely to three distributors. The majority of our existing VARs now contract directly with one or all of these three distributors, Avnet, Inc., Ingram Micro Inc. and Carahsoft Technology Corp. Avnet accounted for more than 10% of our revenue for the years ended January 31, 2014, 2015, 2016 and 2017. Carahsoft accounted for more than 10% of our revenue for the years ended January 31, 2015, 2016 and 2017, but less than 10% of our revenue for the year ended January 31, 2014. Ingram Micro started to account for more than 10% of our revenue beginning in the year ended January 31, 2016 and continued to do so in the year ended January 31, 2017. During the year ended January 31, 2017, these three distributors accounted for, in the aggregate, approximately 80% of our total revenue. We anticipate that we will continue to depend upon a limited number of channel partners for a substantial portion of our total revenue for the foreseeable future and, in some cases, the portion of our revenue attributable to individual channel partners may increase in the future. The loss of one or more key channel partners or a reduction in sales through any major channel partner would reduce our revenue.

We face intense competition in our market, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

A number of very large corporations have historically dominated the storage market. We consider our primary competitors to be companies that provide enterprise storage products, including Dell Technologies, HPE, NetApp, Inc. and Pure Storage, Inc. We also compete to a lesser extent with a number of other private companies and certain well-established companies. Some of our competitors have made acquisitions of businesses that allow them to offer more directly competitive and comprehensive solutions than they had previously offered. In addition, the emergence of cloud computing and storage-as-a-service may impact both short-term and long-term growth patterns in the markets in which we compete. We expect to encounter new competitors domestically and internationally as other companies enter our market or if we enter new markets.

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

The process of developing new technology is complex and uncertain, and we may not be able to develop our products in a manner that enables us to successfully address the changing needs of our end-customers. For example, in February 2016, we introduced our AF-Series of storage products in order to address the demands of our end-customers for an all flash product. If our AF-Series product line does not perform to expectations, appropriately address the needs of our end-customers or otherwise fails to achieve market acceptance, our business and operating results will be harmed. Similarly, in February 2017, we announced our Nimble Cloud Volumes service, which is currently in the beta process with customers. If we are unable to launch a customer preview or “go-live” with Nimble Cloud Volumes, our operating results also could be harmed.

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

We will need to continue to expand and optimize our sales infrastructure in order to grow our end-customer base and our business. In particular, our ability to increase our business with both large enterprises as well as international end-customers will require qualified personnel with experience selling into these types of end-customers. We plan to continue to expand our sales force globally. Identifying, recruiting and training qualified personnel requires significant time, expense and attention. It can take time before our sales representatives are fully-trained and productive. Moreover, strategies that may be successful in one region may not be relevant for another region. Our business may be adversely affected if our efforts to expand and train our sales force do not generate a corresponding increase in revenue. In particular, if we are unable to hire, develop and retain talented sales personnel globally or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenue.

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

In the first quarter of the year ended January 31, 2015, we completed the transition of our manufacturing activities from two third-party manufacturers to one, Flextronics International Ltd., or Flex. Our reliance on this third-party manufacturer reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs and product supply and timing. Any manufacturing disruption by Flex could severely impair our ability to fulfill orders. Our current agreement with Flex, which is terminable at will or upon short notice by Flex, does not contain any minimum commitment to manufacture our products, and any orders are fulfilled only after a purchase order has been delivered and accepted. As a result, Flex may stop taking new orders or fulfilling our orders on short notice or limit our allocations of products. Moreover, our orders represent a relatively small percentage of the overall orders received by Flex from its end-customers; therefore, fulfilling our orders may not be a priority in the event Flex is constrained in its ability to fulfill all of its end-customer obligations. If we are unable to manage our relationship with Flex effectively, or if Flex suffers delays or disruptions for any reason, experiences increased manufacturing lead-times, capacity constraints or quality control problems in its manufacturing operations, limits our allocations of products, stops taking new orders or fulfilling our orders on short notice, or otherwise fails to meet our future requirements for timely delivery, our ability to ship products to our end-customers would be impaired, and our business and operating results would be harmed.

Our business and operations have experienced rapid growth in recent periods. If we do not effectively manage any future growth or are unable to improve our systems and processes, our operating results could be harmed.

We have experienced rapid growth over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount over the next 12 months. Since we initially launched our products in August 2010, our number of end-customers has grown to over 10,200 as of January 31, 2017. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational and financial resources.

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

Changes in laws, regulations and standards related to data privacy and the Internet, and evolving regulation of cloud computing could harm our business.

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

Furthermore, concerns regarding data privacy may cause our customers to resist providing the data necessary to allow them to use our services effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services, and could limit adoption of our cloud-based solutions. Similarly, if a well-publicized breach of data security at a customer of any other cloud-based data protection or archiving service provider or other major enterprise cloud services provider were to occur, there could be a loss of confidence in the cloud-based storage of sensitive data and information generally.

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

A significant natural disaster, such as an earthquake, fire, flood, or significant power outage could have a material adverse impact on our business or operating results. Both our corporate headquarters and the location where our products are manufactured are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters could affect our supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In the event we or our service providers are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. Changes in weather where we operate may increase the costs of powering and cooling computer hardware we use to develop software and provide cloud-based services. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the businesses of our supply chain, manufacturers, logistics providers, partners or end-customers, or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners or end-customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our suppliers’ disaster recovery plans prove to be inadequate. To the extent that any of the above should result in delays or cancellations of end- customer orders, or delays in the manufacture, deployment or shipment of our products, our business and operating results would be adversely affected.

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

As of January 31, 2017, we had federal and state net operating loss, or NOL, carryforwards of $341.1 million and $247.8 million due to prior period losses, which if not utilized, will begin to expire in 2037. If these NOLs expire unused and are unavailable to offset future income tax liabilities, our profitability may be adversely affected. In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, a corporation that undergoes an

“ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes and, if we undergo an ownership change in the future, our ability to utilize our NOLs could be further limited by Section 382. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382. Regulatory changes, such as suspension of the use of NOLs, could result in the expiration of our NOLs or otherwise cause them to be unavailable to offset future income tax liabilities. Our NOLs could also be impaired under state law. As a result, we might not be able to utilize a material portion of our NOLs.

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

Our directors and executive officers, together with their affiliates, beneficially own, in the aggregate, 19% of our outstanding common stock as of March 10, 2017. As a result, these stockholders, acting together, have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in approximately 165,000 square feet in San Jose, California. The 96-month lease commenced on November 1, 2013. We use this facility for administration, sales and marketing, research and development, end-customer support, and professional services. We also maintain offices in other locations in the United States, including approximately 87,000 square feet in Durham, North Carolina, and internationally, including the United Kingdom, Australia, and various other locations; we use these office spaces primarily for sales and marketing. We believe our existing facilities are adequate to meet our current needs, and we intend to procure additional space as needed as we add employees and expand our operations. We believe that, if required, suitable additional or substitute space would be available to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

Between December 17, 2015 and February 5, 2016, three purported securities class actions were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. All three complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly misleading statements regarding the Company’s business and financial results. On March 28, 2016, the Court ordered that the three actions be consolidated under the caption In re Nimble Storage, Inc. Securities Litigation and a consolidated amended complaint was filed on June 10, 2016. Defendants filed a motion to dismiss the consolidated amended complaint on July 25, 2016. The Court granted defendants’ motion to dismiss with leave to amend on December 9, 2016. A second consolidated amended complaint was filed on January 20, 2017. The defendants filed a motion to dismiss the second amended complaint on February 17, 2017. Given the early stage in the litigation, we are unable to estimate a possible loss or range of possible loss.

On February 23, 2016, a purported shareholder derivative action entitled Schwartz v. Vasudevan, et al., or Schwartz, was filed in the United States District Court for the Northern District of California against certain of the Company’s officers and directors. The complaint alleges that defendants breached their fiduciary duties by allowing the Company to make allegedly misleading statements regarding the Company’s business and financial results, and by selling stock while in possession of material non-public information. On April 26, 2016, a purported shareholder derivative action entitled Goldstein v. Vasudevan, et al., or Goldstein, was filed in the United States District Court for the Northern District of California, against certain of the Company’s officers and directors. The complaint makes substantially the same allegations as in the Schwartz matter, alleging causes of action for breach of fiduciary duty, unjust enrichment, waste, and violation of Section 14(a) of the Securities Exchange Act. On June 14, 2016, the Court entered an order pursuant to a stipulation by the parties to consolidate the Schwartz and Goldstein matters under the caption In re Nimble Storage, Inc. Derivative Litigation and to stay the consolidated matter until the In re Nimble Sec. Lit. matter is dismissed with prejudice, or defendants file an answer in the In re Nimble Sec. Lit. matter. Given the early stage in the litigation, we are unable to estimate a possible loss or range of possible loss.

On May 19, 2016, a purported shareholder derivative action entitled Chua v. Vasudevan, et al., or Chua, was filed in the Superior Court of California, County of Santa Clara, against certain of the Company’s officers and directors. The complaint makes substantially the same allegations as the Schwartz and Goldstein matters. On August 8, 2016, the Court entered an order pursuant to a stipulation by the parties to stay the matter until the In re Nimble Sec. Lit. matter is dismissed with prejudice, or defendants file an answer in the In re Nimble Sec. Lit. matter. Given the early stage in the litigation, we are unable to estimate a possible loss or range of possible loss.

On March 21, 2017, Dennis Huston, a purported stockholder of the Company, filed a putative securities class action complaint in the United States District Court for the Northern District of California against the Company and the individual members of the Company’s board of directors, captioned Huston v. Nimble Storage Inc., et. al., or the Huston Complaint. On March 22, 2017, Paul Parshall, a purported stockholder of the Company, filed a putative securities class action complaint in the United States District Court for the Northern District of California against the Company, Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and the individual members of the Company’s board of directors, captioned Parshall v. Nimble Storage Inc., et. al., or the Parshall Complaint, and together with the Huston Complaint, the Securities Complaints. The Securities Complaints each assert that the Company and certain of the Company’s directors violated sections 14(e), 14(d)(4), and 20(a) of the Securities Exchange Act by making untrue statements of material fact and omitting certain material facts related to the merger, the tender offer and the other transactions contemplated by the merger agreement, or the Transactions, in the Solicitation/Recommendation Statement on Schedule 14D-9 originally filed by the Company with SEC on March 17, 2017. The Securities Complaints allege that the Schedule 14D-9 fails to disclose information concerning the background of the process and events leading up to the proposed transaction, the potential conflicts of interest of the Company’s officers and directors, as well as its financial advisor and the timing and nature of communications, if any, regarding future employment of the Company’s officers and directors. The Parshall Complaint also alleges that the Schedule 14D-9 omits certain information regarding the financial projections and financial analyses by the Company’s financial advisor in support of its fairness opinion and, among other things, that the merger consideration and offer price are inadequate and that certain “deal protection devices” contained in the merger agreement have “locked up” the Transactions and precluded the entry of other bidders. The Huston Complaint seeks, among other things, (i) a declaration that the Schedule 14D-9 is materially false and misleading, (ii) to enjoin the tender offer, (iii) in the event that the Transactions are consummated prior to a final judgment, a rescission thereof or an award of rescissory damages, (iv) money damages and (v) an award of attorneys’ fees and experts’ fees. The Parshall Complaint seeks, among other things, (i) to enjoin the Transactions, (ii) in the event that the Transactions are consummated, a rescission thereof or an award of rescissory damages, (iii) direction to the members of the Company’s board of directors to file a Schedule 14D-9 correcting the alleged misstatements and omissions, (iv) a declaration that the defendants violated sections 14(e), 14(d)(4) and 20(a) of the Securities Exchange Act and (v) an award of attorneys’ fees and experts’ fees. The Company intends to vigorously defend against this litigation.

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

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Year ended January 31, 2016
First quarter	$27.61	$20.82
Second quarter	$32.16	$23.32
Third quarter	$27.96	$21.40
Fourth quarter	$23.64	$6.09
Year ended January 31, 2017
First quarter	$8.43	$5.64
Second quarter	$9.49	$6.18
Third quarter	$9.90	$7.14
Fourth quarter	$9.45	$7.11

The last reported sale price for our common stock on the New York Stock Exchange was $12.56 per share on March 10, 2017.

Holders of Record

As of March 10, 2017, there were 82 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

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

This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P Information Technology Index from December 13, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through January 31, 2017. The chart assumes $100 was invested at the close of market on December 13, 2013, in each of our common stock, the S&P 500 Index and the S&P Information Technology Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of the year ended January 31, 2017, we repurchased the following shares of common stock from former employees by exercising our right to repurchase unvested shares upon termination of employment at a price equal to the lower of the fair market value on the repurchase date or the original exercise price paid for such shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2016 to November 30, 2016	N/A	N/A	N/A	N/A
December 1, 2016 to December 31, 2016	1,146	$4.71	1,146	$5,398
January 1, 2017 to January 31, 2017	N/A	N/A	N/A	N/A

ITEM 6.SELECTED FINANCIAL DATA

The selected consolidated statements of operations data for the years ended January 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of January 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended January 31, 2014 and 2013 and the consolidated balance sheet data as of January 31, 2015 and 2014 have been derived from our audited consolidated financial statements, which are not included in this Form 10-K. The selected consolidated financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in any future period. The selected consolidated financial data in this section are not intended to replace the financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended January 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product	$322,114	$265,602	$198,129	$112,812	$49,765
Support and service	80,483	56,613	29,544	12,921	4,075

Total revenue	402,597	322,215	227,673	125,733	53,840
Cost of revenue:
Product(1)	110,651	86,506	62,780	36,231	17,266
Support and service(1)	35,002	26,129	16,173	7,980	3,184

Total cost of revenue	145,653	112,635	78,953	44,211	20,450
Total gross profit	256,944	209,580	148,720	81,522	33,390
Operating expenses:
Research and development(1)	116,222	93,990	70,338	35,247	16,135
Sales and marketing(1)	254,919	197,979	143,575	75,107	39,851
General and administrative(1)	42,420	36,247	30,884	13,737	5,168

Total operating expenses	413,561	328,216	244,797	124,091	61,154

Loss from operations	(156,617)	(118,636)	(96,077)	(42,569)	(27,764)
Interest income, net	274	240	139	21	32
Other expense, net	(629)	(656)	(2,071)	(150)	(26)

Loss before provision for income taxes	(156,972)	(119,052)	(98,009)	(42,698)	(27,758)
Provision for income taxes	1,343	1,017	837	425	99

Net loss	(158,315)	(120,069)	(98,846)	(43,123)	(27,857)
Accretion of redeemable convertible preferred stock	—	—	—	(36)	(34)

Net loss attributable to common stockholders	$(158,315)	$(120,069)	$(98,846)	$(43,159)	$(27,891)

Net loss per share attributable to common stockholders, basic and diluted	$(1.85)	$(1.52)	$(1.37)	$(1.61)	$(1.53)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	85,541	78,932	72,304	26,772	18,236

(1)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of product revenue	$2,860	$1,972	$1,508	$232	$48
Cost of support and service revenue	6,394	4,743	2,380	468	114
Research and development	30,027	23,259	15,137	3,049	874
Sales and marketing	39,636	39,648	27,752	3,674	1,029
General and administrative	16,625	13,682	10,290	1,726	539

Total stock-based compensation expense	$95,542	$83,304	$57,067	$9,149	$2,604

	As of January 31,
	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$184,814	$211,160	$208,394	$208,486
Working capital	134,276	176,423	177,384	195,787
Total assets	333,020	331,749	301,574	259,071
Deferred revenue, current and non-current	144,064	114,845	74,446	33,509
Total stockholders’ equity	107,030	155,608	168,572	191,686

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Form 10-K.

Overview

Our mission is to provide our end-customers with the fastest, most reliable access to data. Our Predictive Cloud Platform combines predictive analytics, flash storage and multicloud infrastructure to radically simplify operations in on-pemises data centers and in the cloud. Our products allow end-customers to deploy workloads flexibly on flash arrays, converged infrastructure and the public cloud, without fear of lock-in.

In February 2016, we introduced our AF-Series All Flash arrays, which combine the high performance of flash with the predictive analytics of InfoSight to deliver the performance, scalability and availability required to optimize high-performance applications with deterministic latency requirements. In addition, for All Flash arrays introduced in February 2016, our end-customers that opt to renew three-year support contracts have an option to receive a free controller upgrade that is guaranteed to be faster. In August 2016, we started shipping our AF1000, which is a full-featured entry level All-Flash array. In addition, we also introduced a new family of Adaptive Flash arrays with up to double the performance and up to 40% lower cost of capacity. In October 2016, we announced a strategic partnership with Lenovo, which is aimed at leveraging Lenovo’s global reach to deliver our All Flash arrays and InfoSight predictive analytics to Lenovo customers, with the initial focus being on a joint converged infrastructure solution. In February 2017, we introduced the first multicloud storage service, Nimble Could Volumes, which is the only enterprise-grade multicloud storage service for running applications in Microsoft Azure and Amazon Web Services (AWS).

We typically recognize product revenue upon the shipment of these products. We also offer support and maintenance services including InfoSight, for periods ranging from one to five years, and recognize revenue over the term of the related support and maintenance agreement. In addition, we recognize revenue for our SoD business as services are performed.

Since shipping our first product in August 2010, our end-customer base has grown rapidly. We had over 10,200, 7,500 and 4,900 end-customers as of January 31, 2017, 2016 and 2015, respectively. Our end-customers span a range of industries such as cloud-based service providers, education, financial services, healthcare, manufacturing, state and local government and technology. To continue to grow our business, it is important that we both obtain new end-customers and sell additional products and services to our existing end-customers. For example, in the years ended

January 31, 2017, 2016 and 2015, approximately 51%, 48% and 41%, respectively, of the dollar amount of orders received were from existing end-customers.

We sell our products through our network of channel partners and also engage our end-customers through our global sales force. Our channel partners act as an extension of our sales force to market our solutions directly to end-customers and do not hold inventory. For certain end-customer orders, products are shipped to resellers, distributors and third-party systems integrators for various reasons, including importing of products to non-U.S. countries and systems integration (including SmartStack integrations) prior to shipment to the end-customer or the end-customer specified locations. We have sales offices located in several international locations, including Australia, England, Germany and Singapore. Our revenue outside North America was 23%, 21% and 18% of our total revenue for the year ended January 31, 2017, 2016 and 2015, respectively, as we increased our sales and marketing efforts on a global basis.

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

We have experienced significant growth in recent periods with total revenue of $402.6 million, $322.2 million and $227.7 million in the years ended January 31, 2017, 2016 and 2015, respectively. Our net loss was $158.3 million, $120.1 million and $98.8 million in the years ended January 31, 2017, 2016 and 2015, respectively. As our sales and end-customer base have grown, we have also experienced growth in our deferred revenue from $74.4 million as of January 31, 2015 to $114.8 million as of January 31, 2016 and to $144.1 million as of January 31, 2017. Our gross margin has been flat at approximately 65% for the years ended January 31, 2016 and 2015 and declined to 64% for the year ended January 31, 2017. As a percentage of total revenue, our operating expenses have declined from 108% for the year ended January 31, 2015 to 102% for the year ended January 31, 2016 and increased to 103% for the year ended January 31, 2017. As a percentage of total revenue, our loss from operations has declined from (42%) for the year ended January 31, 2015 to (37%) for the year ended January 31, 2016 and increased to (39%) for the year ended January 31, 2017. As a percentage of total revenue, our non-GAAP operating loss has declined from (17%) for the year ended January 31, 2015 to (11%) for the year ended January 31, 2016 and increased to (15%) for the year ended January 31, 2017. A reconciliation of non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures is provided under “—Key Business Metrics”.

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

The successful growth of our business will depend on our ability to continue to expand our end-customer base by gaining new end-customers and in turn growing revenue from our existing end-customer base. As a result, we intend to hire additional sales and marketing personnel. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. For example, our investments in these areas might not result in a significant increase in productive sales personnel or channel partners. If this were to occur, we might not be able to expand our base of new end-customers or succeed in selling additional products to existing end-customers, which would affect our ability to continue to grow our revenue.

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

	Year Ended or as of January 31,
	2017	2016	2015
	(dollars in thousands)
Total revenue	$402,597	$322,215	$227,673
Year-over-year percentage increase	25%	42%	81%
Gross margin	63.8%	65.0%	65.3%
Deferred revenue, current and non-current	144,064	114,845	74,446
Net cash provided by (used in) operating activities	(15,596)	5,755	5,376
Net loss	(158,315)	(120,069)	(98,846)
Non-GAAP net loss	(62,773)	(36,765)	(41,779)
Loss from operations	(156,617)	(118,636)	(96,077)
Non-GAAP operating loss	(61,075)	(35,332)	(39,010)
Loss from operations as a percentage of total revenue	-39%	-37%	-42%
Non-GAAP operating loss as a percentage of total revenue	-15%	-11%	-17%
Adjusted EBITDA	(39,108)	(20,390)	(32,328)
Non-GAAP free cash flow	(39,524)	(23,668)	(15,444)

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

Non-GAAP Net Loss and Non-GAAP Operating Loss

To provide investors with additional information regarding our financial results, we have disclosed in this Form 10-K non-GAAP net loss and non-GAAP operating loss. We define non-GAAP net loss as our net loss adjusted to exclude stock-based compensation. We define non-GAAP operating loss as our operating loss adjusted to exclude stock-based compensation. We have provided reconciliations below of non-GAAP net loss to net loss and non-GAAP operating loss to operating loss, the most directly comparable U.S. GAAP financial measures.

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed in this Form 10-K adjusted EBITDA, a non-GAAP financial measure. We define adjusted EBITDA as our net loss, adjusted to exclude stock-based compensation, interest income, provision for income taxes and depreciation and amortization. We have provided a reconciliation below of adjusted EBITDA to net loss, the most directly comparable U.S. GAAP financial measure.

We have also included non-GAAP net loss, non-GAAP operating loss and adjusted EBITDA in this Form 10-K because they are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operational and compensation plans. In particular, the exclusion of certain expenses in calculating non-GAAP net loss, non-GAAP operating loss and adjusted EBITDA can provide useful measures for period-to-period comparisons of our core business. Accordingly, we believe that non-GAAP net loss, non-GAAP operating loss and adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Our use of non-GAAP net loss, non-GAAP operating loss, adjusted EBITDA and non-GAAP free cash flow has limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

☐	Non-GAAP net loss, non-GAAP operating loss and adjusted EBITDA do not consider the potentially dilutive impact of equity-based compensation, which is an ongoing expense for us;

☐	Adjusted EBITDA does not reflect cash capital expenditure requirements for additional capital expenditures;

☐	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;

☐	Non-GAAP free cash flow excludes cash provided by financing and investing activities, except for cash used for purchase of property and equipment; and

☐	Other companies, including companies in our industry, may calculate non-GAAP net loss, non-GAAP operating loss, adjusted EBITDA and non-GAAP free cash flow differently, which reduces their usefulness as comparative measures.

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

Reconciliations of non-GAAP net loss and adjusted EBITDA to net loss, non-GAAP operating loss to loss from operations and non-GAAP free cash flow to GAAP net cash provided by (used in) operating activities are provided below:

	Year Ended January 31,
	2017	2016	2015
	(in thousands)
Net loss	$(158,315)	$(120,069)	$(98,846)
Stock-based compensation expense	95,542	83,304	57,067

Non-GAAP net loss	$(62,773)	$(36,765)	$(41,779)

Interest income, net	(274)	(240)	(139)
Provision for income taxes	1,343	1,017	837
Depreciation and amortization	22,596	15,598	8,753

Adjusted EBITDA	$(39,108)	$(20,390)	$(32,328)

Loss from operations	$(156,617)	$(118,636)	$(96,077)
Stock-based compensation expense	95,542	83,304	57,067

Non-GAAP operating loss	$(61,075)	$(35,332)	$(39,010)

GAAP net cash provided by (used in) operating activities	$(15,596)	$5,755	$5,376
Purchase of property and equipment	(23,928)	(29,423)	(20,820)

Non-GAAP free cash flow	$(39,524)	$(23,668)	$(15,444)

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

Support and Service Revenue.    We generate our support and service revenue primarily from support and service contracts, which include our InfoSight cloud-based management service. The majority of our product sales are bundled with support and service contracts with terms ranging from one to five years. We recognize revenue from support and service contracts over the contractual service period. Our support and service revenue also includes our Storage on Demand, or SoD, service offering. Under this pay-as-you-go subscription model, end-customers are generally billed on a monthly basis based on the amount of data consumed during the month. The SoD service offering includes all support services including InfoSight. Revenue is recognized as services are performed. As a percentage of total revenue, we expect our support and service revenue to increase as we add new end-customers and renew existing support and service contracts, and our end-customers use more of our SoD service.

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

General and Administrative.    General and administrative expense consists of personnel costs, professional services and allocated overhead. General and administrative personnel include our executive, finance, human resources, investor relations, compliance, administrative, IT, facilities and legal personnel. Professional services consist primarily of legal, auditing, accounting and other consulting costs. We expect general and administrative expense to continue to increase in absolute dollars as we have recently incurred, and expect to continue to incur, additional general and administrative expenses as we grow our operations and operate as a public company, including higher legal, corporate insurance and accounting expenses.

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

	Year Ended January 31,
	2017	2016	2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$322,114	$265,602	$198,129
Support and service	80,483	56,613	29,544

Total revenue	402,597	322,215	227,673
Cost of revenue:
Product(1)	110,651	86,506	62,780
Support and service(1)	35,002	26,129	16,173

Total cost of revenue	145,653	112,635	78,953
Total gross profit	256,944	209,580	148,720
Operating expenses:
Research and development(1)	116,222	93,990	70,338
Sales and marketing(1)	254,919	197,979	143,575
General and administrative(1)	42,420	36,247	30,884

Total operating expenses	413,561	328,216	244,797

Loss from operations	(156,617)	(118,636)	(96,077)
Interest income, net	274	240	139
Other expense, net	(629)	(656)	(2,071)

Loss before provision for income taxes	(156,972)	(119,052)	(98,009)
Provision for income taxes	1,343	1,017	837

Net loss	$(158,315)	$(120,069)	$(98,846)

(1)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2017	2016	2015
	(in thousands)
Cost of product revenue	$2,860	$1,972	$1,508
Cost of support and service revenue	6,394	4,743	2,380
Research and development	30,027	23,259	15,137
Sales and marketing	39,636	39,648	27,752
General and administrative	16,625	13,682	10,290

Total stock-based compensation expense	$95,542	$83,304	$57,067

Comparison of the Years Ended January 31, 2017 and 2016

Revenue

	Year Ended January 31,
	2017	2016	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Revenue:
Product	$322,114	$265,602	$56,512	21%
Support and service	80,483	56,613	23,870	42

Total revenue	$402,597	$322,215	$80,382	25%

Total revenue increased by $80.4 million, or 25%, during the year ended January 31, 2017 compared to the year ended January 31, 2016. The revenue growth reflects increased demand for our storage products and related support and service. The increase in product revenue was driven by higher sales of our All Flash arrays and new family of Adaptive Flash arrays to existing and new end-customers, faster growth from enterprises and cloud service providers, larger deployments, and international expansion. We acquired over 2,600 new end-customers during the year ended January 31, 2017. The increase in support and service revenue, which includes our maintenance and InfoSight cloud-based predictive analytics service, was driven by higher product sales and the resulting expansion in our installed base of end-customers.

Cost of Revenue and Gross Margin

	Year Ended January 31,
	2017	2016	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$110,651	$86,506	$24,145	28%
Support and service	35,002	26,129	8,873	34

Total cost of revenue	$145,653	$112,635	$33,018	29%

Gross margin	63.8%	65.0%

Cost of revenue increased by $33.0 million, or 29%, during the year ended January 31, 2017 compared to the year ended January 31, 2016. The increase in cost of product revenue was driven primarily by higher product sales. The increase in cost of product revenue was also impacted by higher costs of $1.9 million in our manufacturing operations, primarily driven by personnel costs associated with increased headcount. The increase in cost of support and service revenue was primarily attributable to higher costs of $6.9 million in our global end-customer support organization, primarily driven by personnel costs associated with increased headcount.

Gross margin decreased from 65.0% during the year ended January 31, 2016 to 63.8% during the year ended January 31, 2017, mainly due to lower product gross margin, partially offset by higher support and service gross margin. Product gross margin decreased by 1.8 percentage points from 67.4% to 65.6% during the year ended January 31, 2017 compared to the year ended January 31, 2016. The decrease in product gross margin from the prior year was mainly driven by changes in pricing and product mix. Support and service gross margin increased by 2.7 percentage points from 53.8% to 56.5% during the year ended January 31, 2017 compared to the year ended January 31, 2016. The improvements in support and service gross margin from the prior year were driven by increased revenue from our larger base of end-customers and economies of scale from our support organization, enabled by the automation capabilities of InfoSight.

Operating Expenses

	Year Ended January 31,
	2017	2016	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$116,222	$93,990	$22,232	24%
Sales and marketing	254,919	197,979	56,940	29
General and administrative	42,420	36,247	6,173	17

Total operating expenses	$413,561	$328,216	$85,345	26%

Includes stock-based compensation expense of:
Research and development	$30,027	$23,259	$6,768	29%
Sales and marketing	39,636	39,648	(12)	(0)
General and administrative	16,625	13,682	2,943	22

Total	$86,288	$76,589	$9,699	13%

Research and Development

Research and development expense increased by $22.2 million, or 24%, during the year ended January 31, 2017 compared to the year ended January 31, 2016. The increase was primarily due to a $15.7 million increase in personnel costs, including stock-based compensation, resulting from headcount growth to support further development of our storage products, a $3.2 million increase in depreciation expense from property and equipment purchases as we further invested in our laboratory and test infrastructure, and a $1.5 million increase in allocated overhead resulting from higher facilities utilization.

Sales and Marketing

Sales and marketing expense increased by $56.9 million, or 29%, during the year ended January 31, 2017 compared to the year ended January 31, 2016. The increase was primarily due to a $20.4 million increase in personnel costs, including stock-based compensation, resulting from headcount growth, a $16.4 million increase in commission expense related to higher sales, and a $6.2 million increase in advertising and tradeshow expenses.

General and Administrative

General and administrative expense increased by $6.2 million, or 17%, during the year ended January 31, 2017 compared to the year ended January 31, 2016. The increase was primarily due to a $6.0 million increase in personnel costs, including stock-based compensation, resulting from headcount growth.

Interest Income and Other Expense, Net

	Year Ended January 31,
	2017	2016	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Interest income, net	$274	$240	$34	14%
Other expense, net	(629)	(656)	27	(4)%

Other expense, net consisted primarily of gains (losses) from the remeasurement of our foreign currency denominated assets. The decrease in the losses from the remeasurement of our foreign currency denominated assets during the year ended January 31, 2017 compared to the year ended January 31, 2016 resulted from the realized gains from our foreign currency forward contracts, partially offset by the net remeasurement losses from the appreciation of the U.S. dollar against foreign currencies. We entered into foreign currency forward contracts that generally matured within 30 days to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. For the years ended January 31, 2017 and 2016, we recognized $0.1 million and $0.2 million in realized gains related to foreign currency forward contracts, respectively.

Provision for Income Taxes

	Year Ended January 31,
	2017	2016	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Provision for income taxes	$1,343	$1,017	$326	32%

The increase in the provision for income taxes during the year ended January 31, 2017 compared to the year ended January 31, 2016 was primarily due to an increase in foreign taxes related to inter-company cost plus agreements with our international subsidiaries.

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

Other expense, net consisted primarily of gains (losses) from the remeasurement of our foreign currency denominated assets. The decrease in the losses from the remeasurement of our foreign currency denominated assets during the year ended January 31, 2016 compared to the year ended January 31, 2015 resulted from realized gains from our foreign currency forward contracts, partially offset by the appreciation of the U.S. dollar against foreign currencies. We entered into foreign currency forward contracts that generally mature within 30 days to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. For the year ended January 31, 2016 and 2015, we recognized $0.2 million and $0.7 million in realized gains related to foreign currency forward contracts, respectively.

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

Liquidity and Capital Resources

	As of January 31,
	2017	2016	2015
	(in thousands)
Cash and cash equivalents	$184,814	$211,160	$208,394

	Year Ended January 31,
	2017	2016	2015
	(dollars in thousands)
Cash provided by (used in) operating activities	$(15,596)	$5,755	$5,376
Cash used in investing activities	(24,872)	(25,514)	(20,903)
Cash provided by financing activities	14,228	23,018	15,684
Foreign exchange impact on cash and cash equivalents	(106)	(493)	(249)

Net increase (decrease) in cash and cash equivalents	$(26,346)	$2,766	$(92)

Other Financial and Operational Metrics:
Days Sales Outstanding(1)	49	43	36
Days Sales Inventory(2)	51	48	42

(1)	Average days sales outstanding. This is calculated by taking the average beginning and ending accounts receivable divided by billings for the periods presented multiplied by the number of days in the year.
(2)	Average number of days we hold our inventory before sale. This is calculated by taking the average beginning and ending inventory divided by total cost of revenue excluding stock-based compensation for the periods presented multiplied by the number of days in the year.

At January 31, 2017, our cash and cash equivalents were $184.8 million, of which approximately $6.5 million was held outside of the United States and not immediately available to fund domestic operations and obligations. We do not enter into investments for trading or speculative purposes.

In October 2013, we entered into an agreement with Wells Fargo Bank, National Association, or Wells Fargo, to provide a secured revolving credit facility, or the Credit Facility, that allows us to borrow up to $15.0 million for general corporate purposes. There was a $0.9 million reduction of the available line related to a letter of credit issued in July 2014 for our facility lease in North Carolina. In April 2015, we increased our letter of credit from $0.9 million to $1.1 million, with the landlord named as the beneficiary. In January 2016, there was a $3.9 million reduction of the available line related to a letter of credit issued for our headquarters facility lease in California, with the landlord named as the beneficiary. This replaced the letter of credit with another bank and was collateralized with our restricted cash. As a result, the restricted cash was released to our cash balance and presented as an investing cash inflow during the year ended January 31, 2016. In March 2016, there was a $0.5 million reduction of the available line of credit related to a letter of credit issued as collateral to secure various business operating activities. In November 2016, there was a $0.2 million reduction of the available line of credit related to a letter of credit issued for our facility lease in Australia, with the landlord named as the beneficiary. As of January 31, 2017, the remaining Credit Facility available for borrowings was $9.3 million. In July 2016, the Company extended the term of the Credit Facility, which now expires in August 2018. As of January 31, 2017, no amounts had been drawn against the Credit Facility and we were in compliance with all covenants associated with the Credit Facility.

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

Operating Activities

During the year ended January 31, 2017, cash used in operating activities was $15.6 million. The primary factors affecting our cash flows from operations during this period were our net loss of $158.3 million, partially offset by non-cash charges of $95.5 million for stock-based compensation, $22.6 million for depreciation and amortization of our property and equipment and intangible asset, $0.6 million for provision for excess and obsolete inventories, and net cash outflows of $23.8 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was a $29.2 million increase in deferred revenue due to higher sales of support and service contracts, and a $20.7 million increase in accounts payable and accrued liabilities as a result of an increase in inventory purchases and timing of payments. This was partially offset by a $13.9 million increase in accounts receivable, a $9.0 million increase in inventories and a $3.6 million increase in prepaid expenses. We expect operating cash flows to continue to be affected by our net loss as well as the timing of sales and collections.

During the year ended January 31, 2016, cash provided by operating activities was $5.8 million. The primary factors affecting our cash flows from operations during this period were our net loss of $120.1 million, partially offset by non-cash charges of $83.3 million for stock-based compensation, $15.6 million for depreciation of our property and equipment, and net cash flows of $26.9 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was a $40.4 million increase in deferred revenue due to higher sales of support and service contracts and a $6.7 million increase in accounts payable and accrued liabilities as a result of an increase in inventory purchases and timing of payments. This was partially offset by the increase of $15.2 million in accounts receivable which was attributable to increased sales, a $3.9 million increase in inventories, a $0.8 million increase in short term restricted cash, and a $0.7 million increase in prepaid expenses.

During the year ended January 31, 2015, cash provided by operating activities was $5.4 million. The primary factors affecting our cash flows from operations during this period were our net loss of $98.8 million, partially offset by non-cash charges of $57.1 million for stock-based compensation, $8.8 million for depreciation of our property and equipment, and net cash flows of $38.5 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was a $40.9 million increase in deferred revenue due to higher sales of support and service contracts, and a $23.2 million increase in accounts payable and accrued liabilities as a result of an increase in inventory purchases and timing of payments. This was partially offset by the increase of $17.6 million in accounts receivable which was attributable to increased sales, a $6.2 million increase in inventories as a result of increased purchases to meet higher overall demand for our storage products, and a $1.8 million increase in prepaid expenses.

Investing Activities

Cash used in investing activities during the year ended January 31, 2017 was $24.9 million, primarily resulting from $23.9 million for purchase of property and equipment due to an increase in expansion of our research and development for our new products, including our new All Flash arrays, and overall infrastructure. We expect to continue to make such purchases of property and equipment to support the continued growth of our business.

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

Financing Activities

During the year ended January 31, 2017, financing activities provided $14.2 million in cash, primarily resulting from $10.1 million of proceeds from the issuance of common stock under our 2013 Employee Stock Purchase Plan, or ESPP, and $4.1 million of proceeds from the exercise of stock options, net of repurchases of unvested early exercised shares.

During the year ended January 31, 2016, financing activities provided $23.0 million in cash, primarily resulting from $14.3 million of proceeds from the issuance of common stock under our ESPP, and $8.1 million of proceeds from the exercise of stock options, net of repurchases of unvested early exercised shares.

During the year ended January 31, 2015, financing activities provided $15.7 million in cash, primarily resulting from $9.2 million of proceeds from the issuance of common stock under our ESPP, and $7.7 million of proceeds from the exercise of stock options, net of repurchases of unvested early exercised shares, partially offset by $1.3 million payment of issuance costs related to our initial public offering in December 2013.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of January 31, 2017:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating leases(1)	$36,770	$8,509	$14,566	$13,139	$556
Purchase commitments(2)	51,320	51,320	—	—	—
License commitments(3)	7,013	4,399	2,614	—	—

Total	$95,103	$64,228	$17,180	$13,139	$556

(1)	We have several operating leases in the United States and at various international locations. This includes a 96-month lease commenced on November 1, 2013 for a 164,608 square feet facility for our headquarters in San Jose, California, and an 84-month lease commenced on August 1, 2014 for an 86,895 square feet facility for our North Carolina office. Future minimum commitments under these operating leases are as follows (in thousands):

Years ending January 31:
2018	$8,509
2019	7,300
2020	7,266
2021	7,149
2022	5,990
Thereafter	556

$36,770

(2)	As of January 31, 2017, we had purchase commitments of $51.3 million to fulfill inventory requirements.

(3)	During the year ended January 31, 2017, we entered into several additional non-cancelable one to three-year software license and service agreements for the internal use of software and services for desktop applications, and productivity and customer relationship management.

Off-Balance Sheet Arrangements

As of January 31, 2017 and 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Segment and Geographic Information

We have one primary business activity and operate in one reportable segment. See Note 10. Segments in the “Notes to Consolidated Financial Statements” in Item 8 of Part II of this Form 10-K for a full description.

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

The combination of our higher non-U.S. dollar denominated net asset balances from increased international expansion, primarily in our U.S. entity, and the foreign currency fluctuations, net of hedging, caused us to recognize transaction losses of $0.6 million and $0.7 million during the years ended January 31, 2017 and 2016, respectively, in other expense, net, in the Consolidated Statements of Operations. The $0.6 million in foreign exchange transaction losses recognized for the year ended January 31, 2017 included $0.1 million in gains from foreign currency forward contracts which we entered into during the year ended January 31, 2017. We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally have an original maturity term of one month. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact hedging activities could have on our results of operations. The fair value of foreign currency forward contracts outstanding as of January 31, 2017 was a loss of $0.2 million.

Interest Rate Risk

We had cash and cash equivalents of $184.8 million as of January 31, 2017, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

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

Our SoD service offering is a pay-as-you-go subscription model which the end-customers are generally billed on a monthly basis based on the amount of data consumed during the month. The SoD service offering includes all support services such as InfoSight. Revenue is recognized as services are performed. SoD revenue is recognized in support and service revenue in the consolidated statements of operations.

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

•

Volatility.    Prior to fiscal 2017, we determined the price volatility factor based on the historical volatilities of our publicly traded peer group as we did not have a sufficient trading history for our common stock. Industry peers consisted of several public companies in the technology industry that were similar to us in size, stage of life cycle, and financial leverage. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. Starting in fiscal 2017, we had over two years of trading history for our common stock and call options. As a result, we determined the expected volatility based on a combination of our historical volatility of our common stock price and implied volatility of our call options.

•	Dividend Yield. The expected dividend assumption is based on our current expectations about our anticipated dividend policy. Consequently, we used an expected dividend yield of zero.

We estimate the fair value of the restricted stock units, or RSUs, using the closing market price of our common stock on the date of grant. RSUs typically vest over a four-year period.

We issue RSUs to employees, which are based on Company and individual performance thresholds. We estimate the fair value of these performance based RSUs using the closing market price of our common stock on the date of grant. We assess the probability of the amount of these RSUs expected to vest based on our estimated achievement of performance thresholds for each reporting period until the total shares granted are determined.

We issue RSUs to certain employees, contingent on the achievement of the Company’s comparative market-based returns which is based on our common stock price compared against a market index. We estimate the fair value of these market-based RSUs using the Monte Carlo option-price model on the date of grant as the RSUs contain both service and market conditions.

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

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies contained in the “Notes to Consolidated Financial Statements” in Item 8 of Part II of this Form 10-K for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Nimble Storage, Inc.

We have audited the accompanying consolidated balance sheets of Nimble Storage, Inc. as of January 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nimble Storage, Inc. at January 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nimble Storage, Inc.’s internal control over financial reporting as of January 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

March 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Nimble Storage, Inc.

We have audited Nimble Storage, Inc.’s internal control over financial reporting as of January 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Nimble Storage, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Nimble Storage, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nimble Storage, Inc. as of January 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2017 of Nimble Storage, Inc. and our report dated March 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

March 24, 2017

Nimble Storage, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	As of January 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$184,814	$211,160
Restricted cash, current	409	793
Accounts receivable, net of allowance for doubtful accounts of $25 as of January 31, 2017 and 2016, respectively	64,336	50,432
Inventories	21,944	15,994
Prepaid expenses and other current assets	8,540	5,212

Total current assets	280,043	283,591
Property and equipment, net	51,258	47,404
Intangible asset, net	1,007	—
Other long-term assets	712	754

Total assets	$333,020	$331,749

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,008	$24,330
Accrued compensation and benefits	28,914	19,325
Deferred revenue, current portion	71,121	54,580
Other current liabilities	12,724	8,933

Total current liabilities	145,767	107,168
Deferred revenue, non-current portion	72,943	60,265
Other long-term liabilities	7,280	8,708

Total liabilities	225,990	176,141

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 5,000 shares authorized, no shares issued and outstanding as of January 31, 2017 and 2016	—	—
Common stock, par value of $0.001 per share; 750,000 shares authorized as of January 31, 2017 and 2016, respectively; 88,865 and 82,120 shares issued and outstanding as of January 31, 2017 and 2016, respectively	79	75
Additional paid-in capital	586,111	476,271
Accumulated other comprehensive loss	(838)	(731)
Accumulated deficit	(478,322)	(320,007)

Total stockholders’ equity	107,030	155,608

Total liabilities and stockholders’ equity	$333,020	$331,749

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended January 31,
	2017	2016	2015
Revenue:
Product	$322,114	$265,602	$198,129
Support and service	80,483	56,613	29,544

Total revenue	402,597	322,215	227,673
Cost of revenue:
Product	110,651	86,506	62,780
Support and service	35,002	26,129	16,173

Total cost of revenue	145,653	112,635	78,953
Gross profit	256,944	209,580	148,720
Operating expenses:
Research and development	116,222	93,990	70,338
Sales and marketing	254,919	197,979	143,575
General and administrative	42,420	36,247	30,884

Total operating expenses	413,561	328,216	244,797

Loss from operations	(156,617)	(118,636)	(96,077)
Interest income, net	274	240	139
Other expense, net	(629)	(656)	(2,071)

Loss before provision for income taxes	(156,972)	(119,052)	(98,009)
Provision for income taxes	1,343	1,017	837

Net loss	$(158,315)	$(120,069)	$(98,846)

Net loss per share, basic and diluted	$(1.85)	$(1.52)	$(1.37)

Weighted-average shares used to compute net loss per share, basic and diluted	85,541	78,932	72,304

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended January 31,
	2017	2016	2015
Net loss	$(158,315)	$(120,069)	$(98,846)
Other comprehensive loss, net of taxes:
Change in cumulative translation adjustment	(107)	(481)	(275)

Comprehensive loss	$(158,422)	$(120,550)	$(99,121)

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In	Accumu- lated Other Compre- hensive Income (Loss)	Accumu- lated Deficit	Total Stock- holders’ Equity
	Shares	Amount	Capital
Balance at January 31, 2014	71,643	67	292,686	25	(101,092)	191,686
Issuance costs for initial public offering	—	—	(283)	—	—	(283)
Issuance of common stock upon stock option exercises, net of repurchases	3,508	3	7,671	—	—	7,674
Issuance of common stock for settlement of restricted stock units (RSUs)	532	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	(3)	—	(125)	—	—	(125)
Issuance of common stock under employee stock purchase plan	511	1	9,226	—	—	9,227
Vesting of early exercise of stock options	—	—	2,340	—	—	2,340
Tax effects from employee stock plans	—	—	163	—	—	163
Stock-based compensation	—	—	57,011	—	—	57,011
Net loss	—	—	—	(275)	(98,846)	(99,121)

Balance at January 31, 2015	76,191	71	368,689	(250)	(199,938)	168,572
Issuance of common stock upon stock option exercises, net of repurchases	3,241	3	8,205	—	—	8,208
Issuance of common stock for settlement of restricted stock units (RSUs)	1,920	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	768	1	14,320	—	—	14,321
Vesting of early exercise of stock options	—	—	1,265	—	—	1,265
Tax effects from employee stock plans	—	—	550	—	—	550
Stock-based compensation	—	—	83,242	—	—	83,242
Net loss	—	—	—	(481)	(120,069)	(120,550)

Balance at January 31, 2016	82,120	75	476,271	(731)	(320,007)	155,608
Issuance of common stock upon stock option exercises, net of repurchases	1,626	2	4,087	—	—	4,089
Issuance of common stock for settlement of restricted stock units (RSUs)	3,539	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	1,580	2	10,130	—	—	10,132
Vesting of early exercise of stock options	—	—	604	—	—	604
Tax effects from employee stock plans	—	—	(475)	—	—	(475)
Stock-based compensation	—	—	95,494	—	—	95,494
Net loss	—	—	—	(107)	(158,315)	(158,422)

Balance at January 31, 2017	88,865	$79	$586,111	$(838)	$(478,322)	$107,030

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended January 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(158,315)	$(120,069)	$(98,846)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,596	15,598	8,753
Stock-based compensation expense	95,542	83,304	57,067
Loss on disposal of property and equipment	145	182	—
Provision (recoveries) for allowance for doubtful accounts	3	25	(32)
Provision (recoveries) for excess and obsolete inventories	635	157	(101)
Changes in operating assets and liabilities:
Accounts receivable	(13,907)	(15,186)	(17,563)
Inventories	(9,018)	(3,930)	(6,158)
Prepaid expenses and other assets	(3,611)	(663)	(1,841)
Short term restricted cash	464	(793)	—
Accounts payable	8,890	7,661	8,451
Deferred revenue	29,219	40,399	40,937
Accrued and other liabilities	11,761	(930)	14,709

Net cash provided by (used in) operating activities	(15,596)	5,755	5,376
Cash flows from investing activities:
Purchase of property and equipment	(23,928)	(29,423)	(20,820)
Purchase of intangible asset	(938)	—	—
Change in restricted cash	(6)	3,909	(83)

Net cash used in investing activities	(24,872)	(25,514)	(20,903)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	—	(1,310)
Proceeds from exercise of stock options, net of repurchases	4,097	8,146	7,729
Proceeds from issuance of stock under employee stock purchase plan	10,131	14,321	9,227
Excess tax benefit from employee stock plans	—	551	163
Payment of taxes related to net settlement of restricted stock units	—	—	(125)

Net cash provided by financing activities	14,228	23,018	15,684
Foreign exchange impact on cash and cash equivalents	(106)	(493)	(249)

Net increase (decrease) in cash and cash equivalents	(26,346)	2,766	(92)
Cash and cash equivalents, beginning of period	211,160	208,394	208,486

Cash and cash equivalents, end of period	$184,814	$211,160	$208,394

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,432	$594	$394
Cash paid for interest	93	105	23
Supplemental disclosure of noncash investing and financing activities:
Transfers of evaluation units from inventory to property and equipment	$7,984	$3,724	$5,782
Purchase of property and equipment not yet paid	3,497	3,505	6,279
Vesting of early exercised stock options	605	1,265	2,340
Purchase of intangible asset not yet paid	312	—	—

See Notes to Consolidated Financial Statements.

Nimble Storage, Inc.

Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Description of Business

Nimble Storage, Inc., or the Company was incorporated in the state of Delaware in November 2007. The Company’s mission is to provide its end-customers with the fastest, most reliable access to data. The Company’s Predictive Cloud Platform combines predictive analytics, flash storage and multicloud infrastructure to radically simplify operations in on-pemises data centers and in the cloud. The Company is headquartered in San Jose, California, with employees in several international locations, including the United Kingdom, Australia, Canada, Germany, and Singapore.

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

The Company performs ongoing credit evaluations of its end-customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company’s policy is to maintain an allowance for doubtful accounts based upon the expected collectability of its accounts receivable, which takes into consideration specific end-customer creditworthiness and current economic trends. Of all the Company’s customers, the following individually accounted for more than 10% of the Company’s revenue and accounts receivable for each and at the end of period presented:

	% of Revenue			% of Accounts Receivable
	Year Ended January 31,			As of January 31,
	2017	2016	2015	2017	2016
Customer A	34%	41%	48%	31%	41%
Customer B	33%	22%	*	37%	26%
Customer C	14%	16%	21%	*	*

*	Represents less than 10%.

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

Foreign Currency Translation and Transactions

The functional currency of each of the Company’s foreign subsidiaries is its respective local currency. The Company translates all monetary assets and liabilities denominated in foreign currencies into U.S. dollars using the exchange rates in effect at the balance sheet dates and other assets and liabilities using historical exchange rates. Revenue and expenses are translated at average exchange rates in effect during the year. Translation adjustments are recorded within accumulated other comprehensive loss, a separate component of stockholders’ equity.

Foreign currency denominated transactions are initially recorded and re-measured at the end of each period using the applicable exchange rate in effect. Foreign currency re-measurement losses are recognized in other expense, net, in the Consolidated Statements of Operations. For the year ended January 31, 2017, 2016 and 2015, the $0.6 million, $0.7 million and $2.1 million net losses from foreign currency remeasurement included $0.1 million, $0.2 million and $0.7 million gains related to foreign currency forward contracts, respectively.

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

Restricted Cash

Beginning January 2016, the Company was required to maintain a monthly balance of $0.8 million for its employee medical and dental self-funded reimbursement plan. This restricted cash balance has been excluded from the Company’s cash and cash equivalents balance and is classified as restricted cash, current on the Company’s Consolidated Balance Sheets. As of January 31, 2017, the amount of restricted cash, current was $0.4 million.

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. An allowance for doubtful accounts is calculated based on the aging of the Company’s trade receivables, historical experience, and management judgment. The Company writes off trade receivables against the allowance when management determines a balance is uncollectible and no longer actively pursues collection of the receivable. As of January 31, 2017 and 2016, the allowance for doubtful accounts was not material.

Inventories

Inventories consist primarily of raw materials related to component parts, finished goods, which include both inventory held for sale and service inventory held at service depots in support of end-customer service agreements, and end-customer evaluation inventory. Service inventory held at service depots was $9.1 million and $5.6 million as of January 31, 2017 and 2016, respectively.

The following is a summary of the Company’s inventories, net of inventory provisions recorded to adjust inventory to its estimated realizable value, by major category (in thousands):

	As of January 31,
	2017	2016
Raw materials	$3,589	$2,296
Finished goods	12,367	9,005
Evaluation inventory	5,988	4,693

	$21,944	$15,994

Inventory values are stated at the lower of cost (on a first-in, first-out method), or market value. A provision is recorded to adjust inventory to its estimated realizable value when inventory is determined to be in excess of anticipated demand or obsolete. In determining the provision, the Company also considers estimated recovery rates based on the nature of the inventory. Inventory write-downs are charged to the provision for inventory, which is a component of the Company’s cost of revenue. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In addition, inventory reserves, which consist of mainly reserves for service inventory, were $7.9 million and $4.5 million as of January 31, 2017 and 2016, respectively.

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

Intangible Asset

Intangible asset is stated at cost, net of accumulated amortization. During the year ended January 31, 2017, the Company purchased the intellectual property rights of software to be used internally for $1.25 million. The Company estimated the useful life of this intangible asset to be three years. As of January 31, 2017, the net book value of this intangible asset was $1.01 million, which was net of $0.24 million accumulated amortization.

Impairment of Long-Lived Assets

The Company evaluates events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment and intangible asset, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, the Company records an impairment charge for the amount by which the carrying amount of the assets exceeds the fair value of the asset.

Warranties

The Company provides a standard one-year warranty for hardware components covering material defects in materials and workmanship. In addition, the Company provides a 90-day warranty on the embedded software in its products for non-conformance with documented specifications. The Company accrues for estimated warranty costs based upon historical experience, and periodically assesses the adequacy of its recorded warranty liability at the end of each period. These costs are expensed as incurred and included in cost of product revenue in the Company’s Consolidated Statements of Operations. In addition, failed parts recovered from customers are submitted to the Company’s suppliers for repair or replacement. These cost recoveries are offset against the Company’s warranty costs. The Company records warranty liability in other current liabilities in its Consolidated Balance Sheet. As of January 31, 2017, the Company’s warranty liability was not material.

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

The majority of the Company’s deferred revenue consists of the unrecognized portion of revenue from sales of its support and service contracts. The Company records amounts to be recognized during the twelve months following the balance sheet date in deferred revenue, current portion in the consolidated balance sheets, and the remainder in deferred revenue, non-current portion in the consolidated balance sheets. As of January 31, 2017, the weighted average remaining contract period related to non-current deferred revenue was approximately 2.1 years.

The Company’s Storage on Demand, or SoD, service offering is a pay-as-you-go subscription model which the end-customers are generally billed on a monthly basis based on the amount of data consumed during the month. The SoD service offering includes all support services such as InfoSight.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs for the years ended January 31, 2017, 2016 and 2015 were $10.8 million, $6.6 million and $3.0 million, respectively.

Stock-Based Compensation

The Company determines the fair value of its stock-based awards, including employee and non-employee director stock options, and purchases under its employee stock purchase plan, or the ESPP, on the date of grant utilizing the Black-Scholes-Merton option-pricing model, and is impacted by the fair value of its common stock, as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected common stock price volatility over the term of the option awards, the expected term of the awards, risk-free interest rates and expected dividend yield. The Company generally recognizes compensation expense for stock option grants and ESPP on a straight-line basis over the requisite service period, which is generally four years for stock options, and six months to two years for ESPP. Stock-based compensation expense recognized at fair value includes the impact of estimated forfeitures.

The Company estimates the fair value of the restricted stock units, or RSUs, using the closing market price of its common stock on the date of grant. RSUs typically vest over a four-year period. Stock-based compensation expense is recognized at fair value and includes the impact of estimated forfeitures.

The Company issues RSUs to employees, which are based on Company and individual performance thresholds. The Company estimates the fair value of these performance based RSUs using the closing market price of its common stock on the date of grant. The Company assesses the probability of the amount of these RSUs expected to vest based on its estimated achievement of performance thresholds for each reporting period until the total shares granted are determined. Stock-based compensation expense is recognized at fair value and includes the impact of estimated forfeitures.

The Company issues RSUs to certain employees, contingent on the achievement of the Company’s comparative market-based returns which is based on its common stock price compared against a market index. The Company estimates the fair value of these market-based RSUs using the Monte Carlo option-price model on the date of grant as the RSUs contain both service and market conditions. Stock-based compensation expense is recognized at fair value and includes the impact of estimated forfeitures.

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

Net Loss Per Share

The following potentially dilutive securities were excluded (as common stock equivalents) from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive (in thousands):

	As of January 31,
	2017	2016	2015
Unvested restricted stock units	13,107	9,902	5,743
Shares subject to options to purchase common stock	6,746	8,593	12,360
Employee stock purchase plan	1,166	1,205	320
Unvested early exercised common shares	23	184	704

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

In May 2014, the FASB released an ASU, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition and permits the use of either the retrospective or modified retrospective transition method. In March 2016, the FASB issued an ASU, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the principal versus agent guidance in the new revenue recognition standard. In April 2016, the FASB issued an ASU, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance on accounting for licenses of intellectual property and identifying performance obligations in the new revenue recognition standard. In May 2016, the FASB issued an ASU, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedient, which clarifies the transition, collectability, noncash consideration and the presentation of sales and other similar taxes in the new revenue recognition standard. These standards are effective for the Company for its first quarter of fiscal 2019. Early adoption to the original public company adoption timelines is permitted.

The Company established an implementation team which includes a combination of third-party service providers and internal resources who performed an impact assessment of this new guidance and established a detailed implementation timeline. The Company does not plan to early adopt, and accordingly, will adopt the new standard effective February 1, 2018. The Company believes the most significant impacted areas relate to the deferral of costs to obtain a contract, which are primarily commissions directly incurred as a result of sales of products, related support and service revenue, and the allocation of revenue from support and service to products for certain arrangements which ASC 605-25 previously limited to the amount not contingent on future deliverables. The deferral of costs to obtain a contract will result in the related expenses to be recognized at the time of shipment for product revenue and over the estimated period of benefit for support and service revenue. Currently, the costs to obtain a contract are expensed when the Company receives a purchase order from customers for product and support. The removal of the contingent revenue limit will result in an increase of revenue to be allocated from support and service to product for certain arrangements. The Company plans to use the full retrospective transition method.

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

The Company enters into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. These are not designated hedge instruments. These instruments are marked to market through earnings every period and generally have an original maturity period of one month. These instruments are classified within level 2 of the fair value hierarchy. The Company’s derivative assets and derivative liabilities as of January 31, 2017 and 2016 are as follows (in thousands):

	As of January 31, 2017		As of January 31, 2016
	Nominal Amount	Fair Value Gain (Loss)	Nominal Amount	Fair Value Gain (Loss)
Forward Contracts:
Purchased	$—	$—	$—	$—
Sold	$16,723	$(162)	$14,535	$58

4. Balance Sheet Components

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2017	2016
Computer equipment	$16,649	$14,012
Lab equipment	41,066	28,734
Software	10,760	5,470
Furniture and fixtures	6,174	4,497
Leasehold improvements	19,869	17,514
Construction in progress	3,296	3,692
Demonstration equipment	3,935	2,287

Total property and equipment	101,749	76,206
Less: accumulated depreciation	(50,491)	(28,802)

Total property and equipment, net	$51,258	$47,404

Depreciation expense related to property and equipment for the years ended January 31, 2017, 2016 and 2015 was $22.4 million, $15.6 million and $8.8 million, respectively.

Intangible Asset

The Company purchased the intellectual property rights of software to be used internally for $1.25 million during the year ended January 31, 2017. As of January 31, 2017, the net book value of this intangible asset was $1.01 million, which was net of $0.24 million accumulated amortization.

Amortization expense related to this intangible asset was $0.24 million for the year ended January 31, 2017.

As of January 31, 2017, estimated future amortization expenses related to this intangible asset were as follows (in thousands):

Years ending January 31:
2018	$417
2019	417
2020	173

$1,007

5. Commitments and Contingencies

Leases

The Company leases its facilities under various noncancelable operating leases with fixed rental payments. Rent expense totaled $8.0 million, $6.2 million and $5.3 million for the years ended January 31, 2017, 2016 and 2015, respectively. Future minimum commitments under these operating leases as of January 31, 2017 were as follows (in thousands):

Years ending January 31:
2018	$8,509
2019	7,300
2020	7,266
2021	7,149
2022	5,990
Thereafter	556

$36,770

In July 2014, the Company entered into a facility lease agreement for its North Carolina office. The 84-month lease commenced on August 1, 2014. Total rent, including common area maintenance expense and fixed operating expense, payable over the lease period is $5.0 million. As part of the lease agreement, the Company received an allowance of $1.4 million for tenant improvements during the year ended January 31, 2016. This allowance was included in the calculation of rent expense and related deferred rent balances. In December 2014, the Company amended the lease agreement for its North Carolina office giving the Company access to an additional space on February 1, 2016 through the same term as the original facility lease. As part of the lease amendment, the Company received an allowance of $1.0 million for tenant improvements during the year ended January 31, 2017.

In April 2013, the Company entered into a facility lease agreement for its headquarters in San Jose, California. The 96-month lease commenced on November 1, 2013. Total rent, including operating expenses, payable over the lease period is $35.5 million. As part of the lease agreement, the

Company received an allowance of $4.9 million in tenant improvements during the year ended January 31, 2014. This allowance was included in the calculation of rent expense and related deferred rent balances. As a condition of the lease agreement, the Company is required to maintain a letter of credit of $3.9 million, with the landlord named as the beneficiary. The Company has the option to extend the term of the lease for an additional period of 60 months.

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

Between December 17, 2015 and February 5, 2016, three purported securities class actions were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. All three complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly misleading statements regarding the Company’s business and financial results. On March 28, 2016, the Court ordered that the three actions be consolidated under the caption In re Nimble Storage, Inc. Securities Litigation and a consolidated amended complaint was filed on June 10, 2016. Defendants filed a motion to dismiss the consolidated amended complaint on July 25, 2016. The Court granted defendants’ motion to dismiss with leave to amend on December 9, 2016. A second consolidated amended complaint was filed on January 20, 2017. The defendants filed a motion to dismiss the second amended complaint on February 17, 2017. Given the early stage in the litigation, the Company is unable to estimate a possible loss or range of possible loss.

On February 23, 2016, a purported shareholder derivative action entitled Schwartz v. Vasudevan, et al., or Schwartz, was filed in the United States District Court for the Northern District of California against certain of the Company’s officers and directors. The complaint alleges that defendants breached their fiduciary duties by allowing the Company to make allegedly misleading statements regarding the Company’s business and financial results, and by selling stock while in possession of material non-public information. On April 26, 2016, a purported shareholder derivative action entitled Goldstein v. Vasudevan, et al., or Goldstein, was filed in the United States District Court for the Northern District of California, against certain of the Company’s officers and directors. The complaint makes substantially the same allegations as in the Schwartz matter, alleging causes of action for breach of fiduciary duty, unjust enrichment, waste, and violation of Section 14(a) of the Securities Exchange Act. On June 14, 2016, the Court entered an order pursuant to a stipulation by the parties to consolidate the Schwartz and Goldstein matters under the caption In re Nimble Storage, Inc. Derivative Litigation and to stay the consolidated matter until the In re Nimble Sec. Lit. matter is dismissed with prejudice, or defendants file an answer in the In re Nimble Sec. Lit. matter. Given the early stage in the litigation, the Company is unable to estimate a possible loss or range of possible loss.

On May 19, 2016, a purported shareholder derivative action entitled Chua v. Vasudevan, et al., or Chua, was filed in the Superior Court of California, County of Santa Clara, against certain of the Company’s officers and directors. The complaint makes substantially the same allegations as the Schwartz and Goldstein matters. On August 8, 2016, the Court entered an order pursuant to a stipulation by the parties to stay the matter until the In re Nimble Sec. Lit. matter is dismissed with prejudice, or defendants file an answer in the In re Nimble Sec. Lit. matter. Given the early stage in the litigation, the Company is unable to estimate a possible loss or range of possible loss.

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

Purchase Commitments

The Company purchases components from a variety of suppliers and one contract manufacturer to provide manufacturing services for products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with its contract manufacturer and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the requirements. These agreements generally do not include any legally binding minimum commitment obligations. As of January 31, 2017, the Company had an aggregated $58.3 million in several operating commitments to fulfill inventory requirements, several non-cancelable software license and service agreements for the internal use of software and services for vendor and customer relationship management, human resource, inventory forecasting application and communication and desktop applications.

6. Common Stock

The Company’s Certificate of Incorporation, as amended and restated, authorizes it to issue capital stock of 755.0 million shares, comprising: (i) 750.0 million shares of common stock, par value $0.001 per share and (ii) 5.0 million shares of preferred stock, par value $0.001 per share.

As of January 31, 2017, there were 750.0 million shares of common stock authorized with a par value of $0.001 per share. The Company had reserved the following shares of authorized but unissued common stock (in thousands):

As of January 31, 2017
Unvested restricted stock units	13,107
Issued and outstanding stock options	6,746
Equity incentive plans	4,390
Employee stock purchase plan	2,002

26,245

7. Equity Incentive Plans

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

In December 2013, in connection with the closing of the Company’s initial public offering, the 2008 Plan was terminated and shares authorized for issuance under the 2008 Plan were cancelled (except for those shares reserved for issuance upon exercise of outstanding stock options). As of January 31, 2017, options to purchase and RSUs to convert to a total of 6.8 million shares of common stock were outstanding under the 2008 Plan pursuant to their original terms and no shares were available for future grant.

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

Initially, the aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2013 Plan after the 2013 Plan became effective was 10.2 million shares, plus any reserved shares not issued or subject to outstanding grants under the 2008 Plan on the date the 2013 Plan became effective, shares that are subject to stock options or RSUs granted under the 2008 Plan that cease to be subject to such stock options or other awards by forfeiture or otherwise or are issued and later forfeited or repurchased by the Company after the date the 2013 Plan became effective, and shares that are subject to stock options or other awards under the 2008 Plan that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any award. The number of shares available for grant and issuance under the 2013 Plan will automatically increase on February 1st of each of the calendar years 2014 through 2022, by the lesser of (i) 5% of the number of shares issued and outstanding on each January 31st immediately prior to the date of increase or (ii) such number of shares determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2013 Plan is 300.0 million shares. As of January 31, 2017, stock options to purchase and RSUs to convert to a total of 13.0 million shares of common stock were outstanding under the 2013 Plan and 4.4 million shares were reserved for future issuance.

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

Eligible employees may participate through payroll deductions of 1% to 15% of their earnings. Common stock will be issued to participating employees at a price per share equal to 85% of the lesser of (i) the fair market value on the offering date, or (ii) the fair market value on the purchase date. As of January 31, 2017, the Company had 2.0 million shares reserved for future issuance.

Early Exercises of Stock Options

Stock options granted under the 2008 Plan provide employee option holders, if approved by the board of directors, the right to exercise unvested options in exchange for restricted common stock, which is subject to a repurchase right held by the Company at the lower of (i) the fair market value of its common stock on the date of repurchase or (ii) the original purchase price. Early exercises of options are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises are recorded as a liability. As of January 31, 2017 and 2016, there were 23,000 and 184,000 shares, respectively, subject to repurchase related to stock options early exercised and unvested. These amounts are reclassified to common stock and additional paid-in capital as the underlying shares vest. As of January 31, 2017 and 2016, the Company recorded a liability related to these shares subject to repurchase in the amount of $0.1 million and $0.7 million, respectively, within other long-term liabilities in its Consolidated Balance Sheets.

Stock Options and RSUs

The following is a summary of the Company’s stock option and RSU activity during the year ended January 31, 2017 (in thousands, except per-share amounts):

		Shares Subject to Options Outstanding		Outstanding RSUs
	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted- Average Exercise Price	Outstanding RSUs	Weighted- Average Grant Date Fair Value
Balance as of January 31, 2016	6,806	8,593	$3.32	9,902	$22.70
Additional options and RSUs authorized for issuance	4,106	—	N/A	—	N/A
Options exercised	—	(1,630)	2.53	—	N/A
Options canceled	217	(217)	5.79	—	N/A
Options repurchased	4	—	N/A	—	N/A
RSUs granted	(8,672)	—	N/A	8,672	7.41
RSUs vested	—	—	N/A	(3,538)	20.59
RSUs canceled	1,929	—	N/A	(1,929)	18.05

Balance as of January 31, 2017	4,390	6,746	$3.43	13,107	$13.80

The following table summarizes information about the Company’s stock options outstanding as of January 31, 2017 (in thousands, except per-share amounts and years):

	Shares Subject to Options Outstanding
	Number of Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)
Vested and expected to vest as of January 31, 2017	6,735	$3.42	5.52	$34,930
Exercisable as of January 31, 2017	6,477	$3.24	5.47	$34,708

The options exercisable as of January 31, 2017 included options that are exercisable prior to vesting. The intrinsic value of options vested and expected to vest and become exercisable as of January 31, 2017 was calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of January 31, 2017. The intrinsic value of exercised options for the years ended January 31, 2017, 2016 and 2015 was $9.0 million, $63.1 million and $89.1 million, respectively, and was calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The fair value of stock options that vested in the years ended January 31, 2017, 2016 and 2015 was $6.5 million, $8.4 million and $11.4 million, respectively.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense related to stock options, RSUs and ESPP (in thousands):

	Year Ended January 31,
	2017	2016	2015
Cost of product revenue	$2,860	$1,972	$1,508
Cost of support and service revenue	6,394	4,743	2,380
Research and development	30,027	23,259	15,137
Sales and marketing	39,636	39,648	27,752
General and administrative	16,625	13,682	10,290

Total stock-based compensation expense	$95,542	$83,304	$57,067

The Company did not issue any stock options in the year ended January 31, 2017 and 2016. The weighted-average fair value of options granted was $14.52 per share for the years ended January 31, 2015. The Company started to issue RSUs in the year ended January 31, 2014. The weighted-average fair value of RSUs granted was $7.41, $19.61 and $31.30 per share for the years ended January 31, 2017, 2016 and 2015, respectively. The weighted average fair value of stock purchase rights granted was $5.69, $7.04 and $7.20 per share for the year ended January 31, 2017, 2016 and 2015, respectively.

The Company grants RSUs to employees based on the Company and individual performance thresholds. The estimated probability of the number of these RSUs expected to vest is assessed for each reporting period until the total shares granted are determined. For the year ended January 31, 2017, 2016 and 2015, the Company recognized expense of $8.1 million, $5.0 million and $7.2 million in stock-based compensation related to these RSUs, respectively. The increase of expense related to these RSUs in the year ended January 31, 2017 is due to new grants authorized during the year.

Beginning in March 2016, the Company granted RSUs to certain employees, contingent on the achievement of the Company’s comparative market-based returns which is based on the Company’s stock price compared against a market index. The fair value of these market-based RSUs is estimated using the Monte Carlo option-price model on the date of grant as the RSUs contain both service and market conditions. The stock-based compensation expense related to these RSUs was $0.4 million for the year ended January 31, 2017.

As of January 31, 2017, there was $2.7 million of unrecognized stock-based compensation expense for stock options that will be recognized over the remaining weighted-average period of 0.8 years. As of January 31, 2017, there was $143.7 million of unrecognized stock-based compensation expense for RSUs that will be recognized over the remaining weighted-average period of 2.2 years. As of January 31, 2017, there was $5.7 million of unrecognized stock-based compensation expense for stock purchase rights that will be recognized over the remaining offering period, through September 2018.

The Company accounted for the stock purchase rights under ESPP at the grant date (first day of the offering period) by valuing the four purchase periods separately. The option was valued using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Year Ended January 31,
	2017	2016	2015
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	58% - 94%	29% - 35%	32% - 47%
Risk-free interest rate	0.5% - 0.9%	0.1% - 0.8%	0.1% - 0.6%
Dividend yield	0%	0%	0%

Expected Term.    The expected term for the ESPP is based on the length of the offering period.

Expected Volatility.    Prior to fiscal 2017, the Company determined the expected volatility based on volatility of similar entities as the Company did not have sufficient trading history for its common stock. In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage. Starting from fiscal 2017, the Company had over two years of trading history for its common stock and call options. As a result, the Company determines the expected volatility based on a combination of the historical volatility of its common stock price and implied volatility of its call options.

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

8. 401(k) Plan

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

9. Income Taxes

The provision for income taxes is based upon the loss before provision for income taxes as follows (in thousands):

	Year Ended January 31,
	2017	2016	2015
U.S. operations	$(161,471)	$(122,116)	$(100,136)
Non-U.S. operations	4,499	3,064	2,127

	$(156,972)	$(119,052)	$(98,009)

The Company’s provision for income taxes of $1.3 million, $1.0 million and $0.8 million for the year ended January 31, 2017, 2016 and 2015, respectively, consisted of current foreign taxes, current state taxes and deferred foreign taxes.

The Company’s effective tax rate differs from the U.S. federal statutory tax rate due to the following (in thousands):

	Year Ended January 31,
	2017	2016	2015
U.S. federal taxes at statutory tax rate	$(53,371)	$(40,478)	$(33,323)
State taxes, net of federal benefit	(5,724)	(4,196)	(2,743)
Nondeductible expenses	540	405	396
Nondeductible stock-based compensation	7,091	4,808	5,293
Research and development credits	(4,033)	(3,284)	(2,739)
Foreign stock-based compensation charge out	(2,423)	—	—
Foreign operation	(407)	(144)	—
Change in valuation allowance	59,654	43,935	33,942
Other	16	(29)	11

Provision for income taxes	$1,343	$1,017	$837

The significant components of net deferred tax assets were as follows (in thousands):

	As of January 31,
	2017	2016
Deferred tax assets:
Net operating losses	$90,303	$62,578
Depreciation	1,786	614
Accruals and reserves	10,764	9,038
Deferred revenue	22,970	15,819
Stock-based compensation	13,043	14,395
Research and development tax credits	13,663	9,612

Gross deferred tax assets	152,529	112,056
Depreciation and amortization	(2)	(18)
Foreign Branch Tax	(21)	—

Net deferred tax assets prior to valuation allowance	152,506	112,038
Valuation allowance	(152,090)	(111,380)

Total net deferred tax assets	$416	$658

The net valuation allowance increased by $40.7 million during the year ended January 31, 2017. Management has recorded a full valuation allowance against its net domestic deferred tax assets as it is not more likely than not that the assets will be realized based on the Company’s history of losses.

The passage of Protecting Americans from Tax Hike Act of 2015, on December 18, 2015, retroactively and permanently reinstated the U.S. federal R&D tax credit effective January 1, 2015. As of January 31, 2017, the Company had net operating loss, or NOL, carryforwards and research and development credits as follows (in thousands):

	Amount	Expiration Year
Net operating losses, federal	$341,099	2028-2037
Net operating losses, state	247,796	2028-2037
Research and development credits, federal	12,870	2028-2037
Research and development credits, California	12,228	Indefinite
Research and development credits, North Carolina	254	2029 - Indefinite

The Company uses the ‘with-and-without’ approach to determine the recognition and measurement of excess tax benefits. Accordingly, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. As of January 31, 2017, the amount of such excess tax benefits from stock options included in NOLs was $102.1 million and $23.5 million for federal and California purposes. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research and alternative minimum tax credits, through its statements of operations.

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

The Company does not intend on remitting undistributed earnings of foreign subsidiaries and, accordingly, no deferred tax liability has been established relative to these earnings. As of January 31, 2017, the Company’s undistributed earnings of foreign subsidiaries were $7.9 million.

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of its income tax provision. The Company recognized de minimis interest and penalties related to uncertain tax positions for the years ended January 31, 2017, 2016 and 2015.

A reconciliation of the beginning and ending balances of gross unrecognized tax benefits, before interest and penalties is as follows (in thousands):

Amount
Balance as of January 31, 2014	2,047
Additions for tax positions related to prior year	153
Additions for tax positions related to current year	1,594
Reductions for tax positions related to prior year	(6)

Balance as of January 31, 2015	$3,788

Additions for tax positions related to prior year	1,491
Additions for tax positions related to current year	2,206
Reductions for tax positions related to prior year	(775)

Balance as of January 31, 2016	$6,710

Additions for tax positions related to current year	2,635
Reductions for tax positions related to prior year	(427)

Balance as of January 31, 2017	$8,918

The gross unrecognized tax benefits, if recognized, would affect the effective tax rate by approximately $11,000 and $410,000 as of January 31, 2017 and 2016, respectively. While it is often difficult to predict the final outcome of any particular uncertain tax position, the Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits as of January 31, 2017 will materially change in the next 12 months.

The Company files federal, state, and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and state income tax purposes, the statute of limitations currently remains open for all years due to the Company’s NOL carryforwards. The Company is not currently under examination in any jurisdiction.

10. Segments

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

Revenue by region, based on the bill to mailing address of the end-customer, for the periods presented was as follows (in thousands):

	Year Ended January 31,
	2017	2016	2015
North America	$311,569	$253,307	$186,160
EMEA	56,025	46,062	28,210
APAC	35,003	22,846	13,303

Total revenue	$402,597	$322,215	$227,673

Long-lived assets located in the following countries and regions as of each period end were as follows (in thousands):

	As of January 31,
	2017	2016
North America	$51,997	$47,277
Other	980	881

Total long-lived assets	$52,977	$48,158

11. Line of Credit

In October 2013, the Company entered into an agreement with Wells Fargo Bank, National Association, or Wells Fargo, to provide a secured revolving credit facility, or the Credit Facility, that allows the Company to borrow up to $15.0 million for general corporate purposes. There was a $0.9 million reduction of the available line related to a letter of credit issued in July 2014 for the Company’s facility lease in North Carolina. In April 2015, the Company increased its letter of credit from $0.9 million to $1.1 million, with the landlord named as the beneficiary. In January 2016, there was a $3.9 million reduction of the available line related to a letter of credit issued for the Company’s headquarters facility lease in California, with the landlord named as the beneficiary. As a consequence, the Company released its restricted cash of $3.9 million. In March 2016, there was a $0.5 million reduction of the available line of credit related to a letter of credit issued as collateral to secure various business operating activities. In November 2016, there was a $0.2 million reduction of the available line of credit related to a letter of credit issued for the Company’s facility lease in Australia, with the landlord named as the beneficiary. As of January 31, 2017, the remaining Credit Facility available for borrowings was $9.3 million.

In July 2016, the Company extended the term of the Credit Facility, which now expires in August 2018. Under this renewal, amounts outstanding under the Credit Facility bear interest at 2.25% above

LIBOR with accrued interest payable on a monthly basis. In addition, the Company is obligated to pay a commitment fee of 0.20% per annum on the unused portion of the Credit Facility, with such fee payable on a quarterly basis. As of January 31, 2017, the commitment fee was capitalized and being amortized on the Company’s Consolidated Balance Sheet. Under this renewal, the Company granted Wells Fargo a first priority lien in its accounts receivable and other corporate assets, agreed to not pledge its intellectual property to other parties and became subject to certain reporting and financial covenants, as follows: (i) maintain minimum tangible net worth, defined as the aggregate of total stockholders’ equity plus subordinated debt less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals, of $65 million; and (ii) maintain a monthly ratio of not less than 1.25 to 1.00, based on the aggregate of its cash and net accounts receivable divided by total current liabilities minus current deferred revenue. As of January 31, 2017, no amounts had been drawn against the Credit Facility and the Company was in compliance with all covenants associated with the Credit Facility.

12. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in fiscal 2017 and 2016 (in thousands, except per share data):

	Quarter Ended
	April 30, 2015	July 31, 2015	October 31, 2015	January 31, 2016	April 30, 2016	July 31, 2016	October 31, 2016	January 31, 2017
Net revenues	$71,288	$80,109	$80,727	$90,091	$86,417	$97,111	$102,041	$117,028
Gross profit	46,495	52,345	52,690	58,050	54,819	62,743	65,056	74,326

Net loss	$(28,986)	$(30,109)	$(28,574)	$(32,400)	$(42,682)	$(39,950)	$(39,272)	$(36,411)

Net loss per share, basic and diluted	$(0.38)	$(0.38)	$(0.36)	$(0.40)	$(0.51)	$(0.47)	$(0.45)	$(0.41)

13. Subsequent Events

On March 6, 2017, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, with Hewlett Packard Enterprise Company, or HPE, pursuant to which HPE has agreed to acquire the Company in a two-step all-cash transaction, consisting of a tender offer for the Company’s outstanding shares, followed by a merger of a wholly-owned subsidiary of HPE into the Company. Pursuant to the transaction, HPE will pay $12.50 per share in cash. In addition, HPE will assume or pay out the Company’s unvested equity awards, with a value of approximately $200 million at closing. The transaction is expected to close in the 2017 calendar year, subject to certain conditions, including the tender of at least one share more than half of all the Company’s common stock outstanding as well as regulatory and other related approvals. The Company has agreed to operate its business in the ordinary course of business in all material respects and has agreed to certain other customary restrictions on its operations, as set forth more fully in the Merger Agreement.

On March 21, 2017, Dennis Huston, a purported stockholder of the Company, filed a putative securities class action complaint in the United States District Court for the Northern District of California against the Company and the individual members of the Company’s board of directors, captioned Huston v. Nimble Storage Inc., et. al., or the Huston Complaint. On March 22, 2017, Paul Parshall, a purported stockholder of the Company, filed a putative securities class action complaint in the United States District Court for the Northern District of California against the Company, Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and the individual members of the Company’s board of directors, captioned Parshall v. Nimble Storage Inc., et. al., or the Parshall Complaint, and together with the Huston Complaint, the Securities Complaints. The Securities Complaints each assert that the Company and certain of the Company’s directors violated sections 14(e), 14(d)(4), and 20(a) of the Securities Exchange Act by making untrue statements of material fact and omitting certain material facts related to the merger, the tender offer and the other transactions contemplated by the merger agreement, or the Transactions, in the Solicitation/Recommendation Statement on Schedule 14D-9 originally filed by the Company with SEC on March 17, 2017. The Securities Complaints allege that the Schedule 14D-9 fails to disclose information concerning the background of the process and events leading up to the proposed transaction, the potential conflicts of interest of the Company’s officers and directors, as well as its financial advisor and the timing and nature of communications, if any, regarding future employment of the Company’s officers and directors. The Parshall Complaint also alleges that the Schedule 14D-9 omits certain information regarding the financial projections and financial analyses by the Company’s financial advisor in support of its fairness opinion and, among other things, that the merger consideration and offer price are inadequate and that certain “deal protection devices” contained in the merger agreement have “locked up” the Transactions and precluded the entry of other bidders. The Huston Complaint seeks, among other things, (i) a declaration that the Schedule 14D-9 is materially false and misleading, (ii) to enjoin the tender offer, (iii) in the event that the Transactions are consummated prior to a final judgment, a rescission thereof or an award of rescissory damages, (iv) money damages and (v) an award of attorneys’ fees and experts’ fees. The Parshall Complaint seeks, among other things, (i) to enjoin the Transactions, (ii) in the event that the Transactions are consummated, a rescission thereof or an award of rescissory damages, (iii) direction to the members of the Company’s board of directors to file a Schedule 14D-9 correcting the alleged misstatements and omissions, (iv) a declaration that the defendants violated sections 14(e), 14(d)(4) and 20(a) of the Securities Exchange Act and (v) an award of attorneys’ fees and experts’ fees. The Company believes that the possibility of the Securities Complaints resulting in a material loss is remote.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Regulations under the Exchange Act require public companies to maintain “disclosure controls and procedures.” Rule 13a-15(e) and Rule 15d-15(e) require that a company’s controls and other procedures are designed to ensure information required to be disclosed in the reports it files, or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and other procedures designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-K for the financial year ended January 31, 2017. Based on the evaluation, as of January 31, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of January 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our board of directors.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the company’s internal control over financial reporting, as stated in the firm’s attestation report, which is included within Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended January 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2017 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2017 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2017 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2017 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2017 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as a part of this Form 10-K:

(a) Financial Statements

(b) Financial Statement Schedules

All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or notes thereto.

(c) Exhibits

The list of exhibits filed with this Form 10-K is set forth in the Exhibit Index following the signature pages and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on the 24th day of March, 2017.

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

Signature	Title	Date

/s/ Suresh Vasudevan Suresh Vasudevan	Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2017

/s/ Anup Singh Anup Singh	Chief Financial Officer (Principal Accounting and Financial Officer)	March 24, 2017

/s/ Varun Mehta Varun Mehta	Founder, Chief Strategy Officer and Director	March 24, 2017

/s/ Frank Calderoni Frank Calderoni	Director	March 24, 2017

/s/ James J. Goetz James J. Goetz	Director	March 24, 2017

/s/ William D. Jenkins, Jr. William D. Jenkins, Jr.	Director	March 24, 2017

/s/ Jerry M. Kennelly Jerry M. Kennelly	Director	March 24, 2017

/s/ William J. Schroeder William J. Schroeder	Director	March 24, 2017

/s/ Robert Kelly Robert Kelly	Director	March 24, 2017

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation.	S-1	333-191789	3.2	December 2, 2013
3.2	Restated Bylaws.	S-1	333-191789	3.4	December 2, 2013
4.1	Form of Common Stock Certificate.	S-1	333-191789	4.1	December 10, 2013
4.2	Amended and Restated Investors Rights Agreement, dated August 10, 2012, by and among the Registrant and certain of its stockholders, as amended.	S-1	333-191789	4.2	October 18, 2013
10.1+	Form of Indemnification Agreement.	10-Q	001-36233	10.1	December 9, 2015
10.2+	2008 Equity Incentive Plan and forms of award agreements.	S-1	333-191789	10.2	October 18, 2013
10.3+	2013 Equity Incentive Plan, as amended and restated, and forms of award agreements.	10-Q	001-36233	10.3	December 12, 2014
10.4+	2013 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-191789	10.4	December 2, 2013
10.5+	Offer Letter, accepted and agreed to January 3, 2011, by and between the Registrant and Suresh Vasudevan.	S-1	333-191789	10.5	October 18, 2013
10.6+	Offer Letter, accepted and agreed to October 22, 2011, by and between the Registrant and Anup Singh.	S-1	333-191789	10.6	October 18, 2013
10.7+	Offer Letter, accepted and agreed to April 27, 2015, by and between the Registrant and Dennis Murphy.	10-Q	001-36233	10.3	June 8, 2015
10.8	Office Lease, dated April 19, 2013, by and between the Registrant and RO Parkway Associates, LLC.	S-1	333-191789	10.8	October 18, 2013
10.9	First Amendment to Office Lease, dated February 19, 2016, by and between the Registrant and ARC NSSNJCA001, LLC as assignee of RO Parkway Associates, LLC.	10-Q	001-36233	10.1	June 8, 2016
10.10+	Change in Control Severance Policy.	S-1	333-191789	10.9	October 18, 2013
10.11	Credit Agreement dated October 1, 2013, by and between the Registrant and Wells Fargo Bank, National Association.	S-1	333-191789	10.10	October 18, 2013
10.12	Security Agreement dated October 1, 2013, by and between the Registrant and Wells Fargo Bank, National Association.	S-1	333-191789	10.11	October 18, 2013
10.13	First Amendment to Credit Agreement dated April 23, 2014, by and between Registrant and Wells Fargo Bank, National Association.	10-K	001-36233	10.12	March 31, 2016

10.14	Second Amendment to Credit Agreement dated June 17, 2014, by and between Registrant and Wells Fargo Bank, National Association.	10-K	001-36233	10.13	March 31, 2016
10.15	Third Amendment to Credit Agreement dated September 19, 2014, by and between Registrant and Wells Fargo Bank, National Association.	10-Q	001-36233	10.4	December 12, 2014
10.16	Fourth Amendment to Credit Agreement, dated April 6, 2015, by and between the Company and Wells Fargo Bank, National Association.	10-Q	001-36233	10.4	June 8, 2015
10.17	Fifth Amendment to Credit Agreement, dated December 9, 2016, by and between the Company and Wells Fargo Bank, National Association.	10-K	001-36233	10.16	March 31, 2016
10.18	Sixth Amendment to Credit Agreement, dated July 29, 2016, by and between the Company and Wells Fargo Bank, National Association.	10-Q	001-36233	10.1	September 9, 2016
10.19	Seventh Amendment to Credit Agreement, dated November 3, 2016, by and between the Company and Wells Fargo Bank, National Association.					X
10.20+	Offer Letter between the Registrant and Robert Kelly dated as of November 24, 2016.					X
21.1	Subsidiaries of the Registrant.	S-1	333-191789	21.1	October 18, 2013
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see signature page to this report).					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .					X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

+	Indicates a management contract or compensatory plan.
*	As contemplated by Securities Exchange Commission Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Nimble Storage, Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.